Form 10-K
period 2024-12-31
CHESAPEAKE UTILITIES CORP
filed 2025-02-26
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934      For the Fiscal Year Ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2024, the last business day of its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by the New York Stock Exchange, was approximately $2.3 billion.
The number of shares of Chesapeake Utilities Corporation's common stock outstanding as of February 24, 2025 was 22,982,417.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chesapeake Utilities Corporation Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III hereof.

CHESAPEAKE UTILITIES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2024

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
FGT: Florida Gas Transmission Company, an unaffiliated pipeline network that supplies natural gas to FPU and FCG

Florida Natural Gas: Refers to the Company’s legacy Florida natural gas distribution operations (excluding FCG) that were consolidated under FPU, for both rate-making and operations purposes
Florida OPC: The Office of Public Counsel, an agency established by the Florida legislature who advocates on behalf of Florida's utility consumers prior to actions or rule changes
FPU: Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake Utilities
GAAP: Generally Accepted Accounting Principles in the U.S.

GRIP: Gas Reliability Infrastructure Program, with spending completed during 2023
Gross Margin: a term which is the excess of sales over costs of goods sold
GUARD: Gas Utility Access and Replacement Directive, a PSC approved capital infrastructure program to enhance the safety, reliability and accessibility of portions of the Company’s natural gas distribution system in Florida
Gulfstream: Gulfstream Natural Gas System, LLC, an unaffiliated pipeline network that supplies natural gas to FPU
HDD: Heating Degree-Day
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
ROE: Return on equity
Sandpiper Energy: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SAFE: Safety, Access, and Facility Enhancement, a PSC approved capital infrastructure program to enhance the safety, reliability and accessibility of portions of FCG’s natural gas distribution system
SEC: Securities and Exchange Commission
Senior Notes or Uncollateralized Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
Sharp: Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Shelf Agreement: An agreement entered into by Chesapeake Utilities and a counterparty pursuant to which Chesapeake Utilities may request that the counterparty purchase our unsecured senior debt with a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance
SICP: Stock and Incentive Compensation Plan pursuant to which we grant stock-based compensation awards
SOFR: Secured Overnight Financing Rate, a secured interbank overnight interest rate established as an alternative to LIBOR
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline

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
•changes in the current political environment, including the effect that a new Presidential administration could have on energy policy, the economy and consumer confidence;
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
•issues relating to the implementation and effective use of technologies to support our business, including artificial intelligence;
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 1

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
Chesapeake Utilities Corporation 2024 Form 10-K     Page 2

ITEM 1. Business.
Corporate Overview and Strategy
Chesapeake Utilities Corporation is a Delaware corporation formed in 1947 with operations primarily in the Mid-Atlantic region, North Carolina, South Carolina, Florida and Ohio. We are an energy delivery company engaged in the distribution of natural gas, electricity and propane, the transmission of natural gas, the generation of electricity and steam, and in providing mobile compressed natural gas and other energy-related services to our customers.
Our strategy is focused on growing earnings from a stable regulated energy delivery foundation and investing in related businesses and services that together provide opportunities for returns greater than traditional utility returns. We seek to identify and develop opportunities across the energy value chain, with emphasis on regulated midstream and downstream investments that are accretive to earnings per share and create opportunities to continue our record of top tier returns on equity relative to our peer group. The Company’s growth strategy includes the continued investment and expansion of the Company’s regulated operations that provide a stable base of earnings, as well as investments in other related non-regulated businesses and services including sustainable investments, such as renewable natural gas related investments.

Currently, the Company’s growth strategy is focused on the following platforms, including:
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

Operating Segments
We conduct operations within two reportable segments: Regulated Energy and Unregulated Energy. The remainder of our operations are presented as "Other businesses and eliminations" which were not material to our earnings or our financial position at December 31, 2024. These segments are described below in detail.

Regulated Energy

Overview
Our regulated energy businesses are comprised of natural gas and electric distribution, as well as natural gas transmission services.
On November 30, 2023, we completed the acquisition of FCG for $922.8 million in cash, including working capital adjustments as defined in the agreement, pursuant to the previously disclosed stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment. FCG serves approximately 123,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,982 miles of distribution main and 80 miles of transmission pipe. Results for FCG are included within our consolidated results from the acquisition date.

Chesapeake Utilities Corporation 2024 Form 10-K Page 3

The following table presents net income for the year ended December 31, 2024 and total assets as of December 31, 2024, by operation and area served:

Operations	Areas Served	Net Income	Total Assets
(in millions)
Natural Gas Distribution
Florida Natural Gas	Florida	$26.4	$617.1
Florida City Gas	Florida	13.5	1,106.9
Delmarva Natural Gas (1)	Delaware/Maryland	12.1	449.5
Natural Gas Transmission
Eastern Shore	Delaware/Maryland/ Pennsylvania	25.2	508.9
Peninsula Pipeline	Florida	14.7	165.5
Aspire Energy Express	Ohio	0.9	6.8
Electric Distribution
FPU	Florida	5.1	188.2
Total Regulated Energy		$97.9	$3,042.9
(1) Delmarva Natural Gas consists of Delaware division, Maryland division, Sandpiper Energy and Elkton Gas.

Revenues in the Regulated Energy segment are based on rates regulated by the PSC in the states in which we operate or, in the case of Eastern Shore which is an interstate business, by the FERC. The rates are designed to generate revenues to recover all prudent operating and financing costs and provide a reasonable return for our stockholders. Each of our distribution and transmission operations has a rate base, which generally consists of the original cost of the operation's plant (less accumulated depreciation), working capital and other assets. For Delmarva Natural Gas and Eastern Shore, rate base also includes deferred income tax liabilities and other additions or deductions. The Florida Natural Gas, FCG, and FPU electric regulated energy operations do not include deferred income tax liabilities in their rate base.
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

Chesapeake Utilities Corporation 2024 Form 10-K Page 4

Operational Highlights

The following table presents operating revenues, volumes and the average number of customers by customer class for our natural gas and electric distribution operations for the year ended December 31, 2024:

	Delmarva Natural Gas Distribution		Florida Natural Gas Distribution		Florida City Gas Distribution		FPU Electric Distribution
Operating Revenues (in millions)
Residential	$79.4	62%	$48.8	29%	$52.4	37%	$50.3	54%
Commercial and Industrial	47.7	37%	107.4	63%	69.1	49%	48.1	52%
Other (1)	1.7	1%	14.1	8%	18.8	14%	(5.8)	(6)%
Total Operating Revenues	$128.8	100%	$170.3	100%	$140.3	100%	$92.6	100%

Volumes (in Dts for natural gas/MW Hours for electric)
Residential	4,502,823	29%	2,315,717	5%	1,805,825	10%	311,628	44%
Commercial and Industrial	10,559,929	69%	38,377,357	90%	11,260,037	59%	396,393	56%
Other	280,468	2%	2,139,372	5%	5,938,383	31%	—	—%
Total Volumes	15,343,220	100%	42,832,446	100%	19,004,245	100%	708,021	100%

Average Number of Customers (2)
Residential	101,610	92%	91,839	92%	113,917	93%	25,756	78%
Commercial and Industrial	8,379	8%	8,517	8%	8,561	7%	7,350	22%
Other	25	—%	—	—%	113	<1%	—	—%
Total Average Number of Customers	110,014	100%	100,356	100%	122,591	100%	33,106	100%
(1) Operating Revenues from "Other" sources include revenue, unbilled revenue, under (over) recoveries of fuel cost, conservation revenue, other miscellaneous charges, fees for billing services provided to third parties, and adjustments for pass-through taxes.
(2) Average number of customers is based on the twelve-month average for the year ended December 31, 2024.

The following table presents operating revenues, by customer type, for Eastern Shore and Peninsula Pipeline for the year ended December 31, 2024, as well as contracted firm transportation capacity by customer type, and design day capacity at December 31, 2024. Aspire Energy Express has been excluded from the table below and had operating revenue of $1.5 million and firm transportation capacity of 300,000 Dts/d for the year ended December 31, 2024:

	Eastern Shore		Peninsula Pipeline
Operating Revenues (in millions)
Local distribution companies - affiliated (1)	$35.2	43%	$32.3	94%
Local distribution companies - non-affiliated	22.3	27%	—	—%
Commercial and industrial - affiliated	—	—%	1.1	3%
Commercial and industrial - non-affiliated	23.9	29%	0.5	1%
Other (2)	0.3	1%	0.6	2%
Total Operating Revenues	$81.7	100%	$34.5	100%

Contracted firm transportation capacity (in Dts/d)
Local distribution companies - affiliated	167,595	52%	907,501	99%
Local distribution companies - non-affiliated	56,576	18%	—	—%
Commercial and industrial - affiliated	—	—%	1,500	—%
Commercial and industrial - non-affiliated	96,040	30%	5,100	1%
Total Contracted firm transportation capacity	320,211	100%	914,101	100%

Design day capacity (in Dts/d)	320,211	100%	914,101	100%
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
(2) Operating revenues from "Other" sources include the rental of gas properties.
Chesapeake Utilities Corporation 2024 Form 10-K Page 5

Regulatory Overview
The following table highlights key regulatory information that was effective for each of our principal Regulated Energy operations at December 31, 2024. Peninsula Pipeline and Aspire Energy Express are not regulated with regard to cost of service by either the Florida PSC, the Ohio PUC or the FERC and are therefore excluded from the table. See Item 8, Financial Statements and Supplementary Data (Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements) for further discussion on the impact of this legislation on our regulated businesses.

	Natural Gas Distribution
	Delmarva				Florida		Electric Distribution	Natural Gas Transmission
Operation/Division	Delaware (1)	Maryland (2)	Sandpiper (2)	Elkton Gas (2) (3)	Florida Natural Gas	Florida City Gas	FPU (4)	Eastern Shore
Regulatory Agency	Delaware PSC	Maryland PSC			Florida PSC			FERC
Effective date - Last Rate Order	01/01/2017	12/01/2007	12/01/2019	02/07/2019	03/01/2023	06/09/2023	10/08/2020	08/01/2017
Rate Base (in Rates) (in millions)	Not stated	Not stated	Not stated	Not stated	$453.7	$487.3	$24.9	Not stated
Annual Rate Increase Approved (in millions)	$2.3	$0.6	N/A(5)	$0.1	$17.2	$14.1	$3.4 base rate and $7.7 from storm surcharge	$9.8
Capital Structure (in rates) (6)*	Not stated	LTD: 42% STD: 5% Equity: 53%	Not stated	LTD: 50% Equity: 50%	LTD: 33% STD: 5% Equity: 45% Other: 17%	LTD: 31% STD: 4% Equity: 53% Other: 12%	LTD: 22% STD: 23% Equity: 55%	Not stated
Allowed ROE (7)	9.75%	10.75%	Not stated (8)	9.80%	10.25%	9.50%	10.25% (9)	Not stated
TJCA Refund Status associated with customer rates	Refunded	Refunded	Refunded	N/A	Retained	Refunded	Refunded	Refunded
(1) In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC. Additional details related to the filing are disclosed below.
(2) In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC additional details regarding the filing are disclosed below.
(3) The rate increase and allowed ROE for Elkton Gas were approved by the Maryland PSC before we acquired the company.
(4) In August 2024, our Florida Electric division filed a petition with the Florida PSC. Additional details in connection with the petition are disclosed below.
(5) The terms of the agreement include revenue neutral rates for the first year (December 1, 2016 through November 30, 2017), followed by a schedule of rate reductions in subsequent years based upon the projected rate of propane to natural gas conversions.
(6) Other components of capital structure include customer deposits, deferred income taxes and tax credits.
(7) Allowed after-tax ROE.
(8) The Maryland PSC approved a declining ROE.
(9) The terms of the settlement agreement for the FPU electric division limited proceeding with the Florida PSC prescribed an authorized ROE range of 9.25 to 11.25 percent, with a mid-point of 10.25 percent.
* LTD-Long-term debt; STD-Short-term debt.

In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland Office of Peoples' Counsel ("OPC") and PSC Staff reached a settlement agreement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the settlement agreement in part. The $2.6 million increase in annual base rates was approved and the Company filed the Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The discovery process for Phase II has commenced and the hearing has been scheduled for March 2025. The outcome of the application is subject to review and approval by the Maryland PSC.
In January 2024, our Maryland natural gas distribution businesses also filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. A settlement agreement between the Company, PSC staff and the OPC was reached and the final order approving the settlement agreement went into effect in July 2024, with new depreciation rates
Chesapeake Utilities Corporation 2024 Form 10-K Page 6

effective as of January 1, 2023. The approved depreciation resulted in an annual reduction in depreciation expense of approximately $1.2 million.

In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million, were approved and became effective in November 2024. The outcome of the application is subject to review and approval by the Florida PSC. The hearings for the approval of the revenue requirement and rates are scheduled to occur in March 2025.
In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates approved by the Delaware PSC in the amount of $2.5 million became effective in October 2024. The discovery process has commenced and the hearing for the proceeding has been scheduled for May 2025. The outcome of the application is subject to review and approval by the Delaware PSC.

In May 2022, our legacy natural gas distribution businesses filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective in January 2023; (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates were approved by the Florida PSC in February 2023 which became effective in March 2023.
In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Commission also approved FCG's proposed reserve surplus amortization mechanism ("RSAM") with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. In June 2023, the Florida OPC filed a motion for reconsideration of the PSC’s approval of RSAM, which was denied in September 2023. In July 2023, the Florida OPC filed a notice of appeal with the Florida Supreme Court, which is pending. The Florida OPC filed their initial brief in January 2024 with answer briefs filed in April 2024. Oral arguments in the case were held in December 2024.
In February 2025, FCG filed a depreciation study with the Florida PSC. The application is requesting approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application is subject to review and approval by the Florida PSC.
The following table presents margin stability mechanisms that have been approved by the respective PSC for our regulated energy distribution businesses at December 31, 2024. These include: Delaware surcharges to expand natural gas service in its service territory as well as for the conversion of propane distribution systems to natural gas; Maryland’s surcharges to fund natural gas conversions and system improvements in Worcester County; Elkton's Strategic Infrastructure Development and Enhanced (STRIDE) plan for accelerated pipeline replacement for older portions of the natural gas distribution system; Florida’s GUARD surcharge which provides accelerated recovery of the costs of replacing older portions of the natural gas distribution system to improve safety and reliability; FCG's SAFE surcharge which provides accelerated recovery of the costs of replacing older portions of that natural gas distribution system to improve safety and reliability; and the Florida electric distribution operation's limited proceeding which allowed recovery of storm-related costs and the Storm Protection Plan ("SPP") which provides recovery of storm hardening costs.
Chesapeake Utilities Corporation 2024 Form 10-K Page 7

Operation(s)/Division(s)	Jurisdiction	Infrastructure mechanism	Margin stability mechanism (1)
Delaware division	Delaware	Yes	No
Maryland division	Maryland	No	Yes
Sandpiper Energy	Maryland	Yes	Yes
Elkton Gas	Maryland	Yes	Yes
Florida Natural Gas	Florida	Yes	No
Florida City Gas (2)	Florida	Yes	No
FPU electric division	Florida	Yes	No
(1) Margin stability mechanisms reduce variability due to rate design, revenue normalization clauses, and other riders.
(2) See Item 8, Financial Statements and Supplementary Data, Note 18, Rates and Other Regulatory Activities, for additional information related to FCG's RSAM that was approved as part of its rate case effective as of May 1, 2023.
Weather
Weather variations directly influence the volume of natural gas and electricity sold and delivered to residential and commercial customers for heating and cooling and changes in volumes delivered impact the revenue generated from these customers. Natural gas volumes are highest during the winter months, when residential and commercial customers use more natural gas for heating. Demand for electricity is highest during the summer months, when more electricity is used for cooling. We measure the relative impact of weather using degree-days. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature falls above or below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one HDD, and each degree of temperature above 65 degrees Fahrenheit is counted as one CDD. Normal heating and cooling degree-days are based on the most recent 10-year average.
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 8

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
The Delmarva Natural Gas distribution systems are directly connected to Eastern Shore’s pipeline, which has connections to other pipelines that provide us with transportation and storage. These operations can also use propane-air and liquefied natural gas peak-shaving equipment to serve customers. Our Delmarva Peninsula natural gas distribution operations maintain asset management agreements with a third party to manage their natural gas transportation and storage capacity. The current agreements were effective as of April 2023 and expire in March 2026. Our Delmarva operations receive a fee, which we share with our customers, from the asset manager, who optimizes the transportation, storage and natural gas supply for these operations.
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

Chesapeake Utilities Corporation 2024 Form 10-K Page 9

A summary of our pipeline capacity contracts follows:

		Maximum Daily Firm Transportation Capacity (Dts)	Contract Expiration Dates
Division	Pipeline
Delmarva Natural Gas Distribution	Eastern Shore	161,595	2025-2044
	Columbia Gas (1)	5,246	2025-2029
	Transco (1)	30,419	2025-2028
	TETLP (1)	50,000	2027

Florida Natural Gas	Gulfstream (2)	10,000	2032
	FGT	47,409 - 78,817	2029-2041
	Peninsula Pipeline	362,500	2033-2048
	Peoples Gas	12,160	2025-2027
	Florida Southeast Connection LLC	5,000	2044
	Southern Natural Gas Company	1,500	2029

Florida City Gas	FGT	32,235 - 68,955	2030
	Peninsula Pipeline	15,000	2033 - 2043
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
Aspire Energy Express, our Ohio intrastate pipeline subsidiary, has an agreement to provide natural gas transportation capacity to Guernsey Power Station. Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021 and began billing for transportation services in the first quarter of 2022.
Electric Distribution
Our Florida electric distribution operation purchases wholesale electricity under the power supply contracts summarized below:

Area Served by Contract	Counterparty	Contracted Amount (MW)	Contract Expiration Date
Northwest Florida	Florida Power & Light Company	Full Requirement*	2032
Northeast Florida	Florida Power & Light Company	Full Requirement*	2032
Northeast Florida	Eight Flags	21	2036
Northeast Florida	Rayonier	1.7 to 3.0	2036
Northeast Florida	WestRock Company	As-available	N/A
*The counter party is obligated to provide us with the electricity to meet our customers’ demand, which may vary.
Chesapeake Utilities Corporation 2024 Form 10-K Page 10

Unregulated Energy

Overview
The following table presents net income for the year ended December 31, 2024 and total assets as of December 31, 2024, for our Unregulated Energy segment by operation and area served:

Operations	Area Served	Net Income (Loss)	Total Assets
(in millions)
Propane Operations (Sharp, Diversified Energy, FPU and Flo-gas)	Pennsylvania, Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida	$11.3	$188.4
Energy Transmission (Aspire Energy)	Ohio	4.0	146.2
Energy Generation (Eight Flags)	Florida	2.1	31.7
Marlin Gas Services	The Entire U.S.	3.5	59.1
Sustainable investments and other (1)	Various	0.1	61.0
Total		$21.0	$486.4
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
Propane Operations - Operational Highlights
For the year ended December 31, 2024, operating revenues, volumes sold and average number of customers by customer class for our propane operations were as follows:

	Operating Revenues (in millions)		Volumes (in thousands of gallons)		Average Number of Customers (1)

Residential bulk	$47.6	30%	15,842	22%	61,166	72%
Residential metered	14.9	9%	4,545	6%	16,479	19%
Commercial bulk	40.4	26%	22,013	30%	7,761	9%
Commercial metered	1.7	1%	571	1%	214	<1%
Wholesale	24.1	15%	24,513	34%	31	<1%
AutoGas	7.6	5%	5,168	7%	87	<1%
Other (2)	21.6	14%	—	—%	—	—%
Total	$157.9	100%	72,652	100%	85,738	100%
(1) Average number of customers is based on a twelve-month average for the year ended December 31, 2024.
(2) Operating revenues from "Other" sources include revenues from customer loyalty programs; delivery, service and appliance fees; and unbilled revenues.

Chesapeake Utilities Corporation 2024 Form 10-K Page 11

Competition
Our propane operations compete with national and local independent companies primarily on the basis of price and service. Propane is generally a lower cost fuel alternative for home heating compared to oil and electricity but more expensive than natural gas. Our propane operations are largely concentrated in areas that are not currently served by natural gas distribution systems.
Supplies, Transportation and Storage
We purchase propane from major oil companies and independent natural gas liquids producers. Propane is transported by truck and rail to our bulk storage facilities in Pennsylvania, Delaware, Maryland, Virginia, North Carolina, South Carolina and Florida which have a total storage capacity of 8.5 million gallons. Deliveries are made from these facilities by truck to tanks located on customers’ premises or to central storage tanks that feed our underground propane distribution systems. While propane supply has traditionally been adequate, significant fluctuations in weather, closing of refineries and disruption in supply chains, could cause temporary reductions in available supplies.
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
Unregulated Energy Transmission and Supply (Aspire Energy)
Aspire Energy owns approximately 2,800 miles of natural gas pipeline systems in 40 counties in Ohio. The majority of Aspire Energy’s revenues are derived from long-term supply agreements with Columbia Gas of Ohio and Consumers Gas Cooperative ("CGC"), which together serve more than 23,000 end-use customers. Aspire Energy purchases natural gas to serve these customers from conventional producers in the Marcellus and Utica natural gas production areas. In addition, Aspire Energy's Noble Road Landfill RNG pipeline transports RNG generated from the landfill to Aspire Energy’s pipeline system, displacing conventionally produced natural gas. In 2024, the RNG volumes represented approximately 10 percent of Aspire Energy’s gas gathering volumes and are anticipated to continue at such rate in 2024 and beyond. In addition, Aspire Energy earns revenue by gathering and processing natural gas for customers.
For the year ended December 31, 2024, Aspire Energy's operating revenues and deliveries by customer type were as follows:

	Operating revenues		Deliveries
	(in millions)	% of Total	(in thousands Dts)	% of Total
Supply to Columbia Gas of Ohio	$12.5	35%	2,463	36%
Supply to CGC	14.6	42%	1,784	26%
Supply to Marketers	5.0	14%	2,500	37%
Other (including natural gas gathering and processing)	3.0	9%	42	1%
Total	$35.1	100%	6,789	100%
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 12

actively expand the territories it serves, as well as leveraging its fleet of equipment and patented technologies to serve LNG and RNG market needs.

Sustainable Investments

Our sustainable investments are comprised primarily of our renewable natural gas projects that are in various stages of development. Included in these are the assets and intellectual property of Planet Found that we acquired during the fourth quarter of 2022, whose farm scale anaerobic digestion pilot system and technology produces biogas from poultry litter. In addition, we constructed a dairy manure RNG facility that we own and operate at Full Circle Dairy in Madison County, Florida. The project consists of a facility converting dairy manure to RNG and transportation assets to bring the gas to market, with capital expenditures totaling $27.5 million through December 31, 2024. The facility became operational in 2024, with the first injection of RNG during the second quarter of 2024.
Environmental Matters
See Item 8, Financial Statements and Supplementary Data (Note 19, Environmental Commitments and Contingencies, in the consolidated financial statements).
Human Capital Initiatives
Our tradition of serving employees, customers, investors, partners and communities is at the core of our special culture. Our unique culture is grounded in a solid foundation of regulated businesses, but enhanced by an entrepreneurial, innovative and competitive market mindset. Among the ongoing initiatives across our enterprise, we highlight below the importance of our culture of safety, our team, and our commitment to supporting a more sustainable future.

Workplace Health and Safety
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
To maintain safety as a priority, our employees remain committed and work together to ensure that our plans, programs, policies and behaviors are aligned with our aspirations as a Company. The achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. Our state-of-the art training facilities called, Safety Towns, located in Dover, Delaware and DeBary Florida, now serve as resources for training our employees who build, maintain and operate our natural gas infrastructure, offering hands-on training and fully immersive, on-the-job field experiences. First responders and other community partners also benefit from the simulated environment and conditions they could encounter as they enter homes in the community.

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
We had more than 1,200 employees at December 31, 2024, 194 of whom are union employees represented by two labor unions: the International Brotherhood of Electrical Workers ("IBEW") and the United Food and Commercial Workers Union. The collective bargaining agreements covering our employees with these labor unions expire in late 2025. We consider our relationships with employees, including those covered by collective bargaining agreements, to be in good standing. We provide a competitive Total Rewards package for our employees including health insurance coverage, wellness initiatives,
Chesapeake Utilities Corporation 2024 Form 10-K Page 13

retirement savings benefits, paid time off, employee assistance programs, educational and tuition reimbursement, competitive pay, career growth opportunities, paid volunteer time, and a culture of recognition.
We listen to our employees and actively seek their input and feedback. Many of the initiatives we have in place are driven by feedback from our employees during an annual survey process or through regular employee engagement. We have also been purposeful in wanting to provide adequate recognition of our employees and their many efforts. We maintain an internal recognition platform which enables employees to be recognized in real-time for their contributions.
We have a values-driven culture that supports diversity and inclusion across our enterprise including within our employee resource groups ("ERGs").

Our first ERG was established in 2019, and as of December 31, 2024, there were 12 active ERGs meeting throughout the Company. ERGs are voluntary, employee-led groups that focus on shared identities, affinities and experiences and seek to apply those perspectives to initiatives that create value throughout the Company. The ERGs support their members' personal growth and professional development, and help develop learning programs and community service opportunities throughout the Company. ERGs also help foster a sense of belonging by creating a deep and intentional community that extends beyond an employee’s day-to-day team and colleagues into a companywide network.

Driving Sustainability across the Company
Consistent with our culture of teamwork, the focus on sustainability is supported and shared across our organization by the dedication and efforts of our Board of Directors and its Committees, as well as the entrepreneurship and dedication of our team. As stewards of long-term enterprise value, the Board of Directors is committed to overseeing the sustainability of the Company, its environmental stewardship initiatives, its safety and operational compliance practices. Throughout the year, Chesapeake Utilities drove numerous initiatives in support of its sustainability focus, including but not limited to:

•Completed construction of our first full scale RNG production facility in Lee, Florida utilizing dairy waste and progressed on construction to upgrade raw biogas produced at our Planet Found poultry anaerobic digester facility in Worcester County, Maryland, to pipeline quality RNG;
•Received FERC approval for the Worcester Resiliency Upgrade project, an LNG storage facility project on Delmarva that received letters of support from many stakeholders;
•Established a Methane Emissions Reduction Committee to focus on identifying and recommending ways to further reduce methane emissions for our transmission and gathering operations;
•Received Delaware PSC approval to establish a first-of-its-kind energy efficiency program in Delaware focused on natural gas;
•Received approval to expand FCG’s SAFE program to more closely align with FPU’s GUARD program; and
•Donated recycled benches from our Pipe Recycling Project to various organizations.

Chesapeake Utilities Corporation 2024 Form 10-K Page 14

Information About Executive Officers
Set forth below are the names, ages, and positions of our executive officers with their recent business experience. The age of each officer is as of the filing date of this Annual Report.

Name	Age	Executive Officer Since	Offices Held During the Past Five Years
Jeffry M. Householder	67	2010	Chair of the Board of Directors (May 2023 - present) President (January 2019 - present) Chief Executive Officer (January 2019 - present) Director (January 2019 - present)
			President of FPU (June 2010 - February 2019)
Beth W. Cooper	58	2005	Executive Vice President (February 2019 - present)
Chief Financial Officer (September 2008 - present)
Senior Vice President (September 2008 - February 2019)
Treasurer (January 2022 - present)
Assistant Corporate Secretary (March 2015 - present)

James F. Moriarty	67	2015	Executive Vice President (February 2019 - present) General Counsel & Corporate Secretary (March 2015 - present) Chief Policy and Risk Officer (February 2019 - present)
Senior Vice President (February 2017 - February 2019) Vice President (March 2015 - February 2017)

Kevin J. Webber	66	2010	Chief Development Officer (January 2022 - present)
			Senior Vice President (February 2019 - present) President FPU (February 2019 - December 2019) Vice President Gas Operations and Business Development Florida Business Units (July 2010 - February 2019)
Jeffrey S. Sylvester	55	2019	Chief Operating Officer (January 2022 - present) Senior Vice President (December 2019 - present) Vice President Black Hills Energy (October 2012 - December 2019)
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 15

ITEM 1A. RISK FACTORS.
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
Our access to the capital markets at competitive rates, which could be impacted by instability and volatility in the financial markets as well as our credit ratings, could negatively impact access to capital at competitive rates which could affect our ability to implement our strategic plan, undertake improvements and make other investments required for our future growth.
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
Our long-term debt obligations and our Revolver contain financial covenants related to debt-to-capital ratios and interest-coverage ratios. Failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations, the inability to borrow under certain credit agreements and terms, or the inability to access capital from other sources. Any such default could cause a material adverse change in our financial condition, results of operations and cash flows. As of December 31, 2024, we were in compliance with all of our debt covenants.

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

Chesapeake Utilities Corporation 2024 Form 10-K Page 16

Continuing or worsening inflationary and/or supply chain issues may adversely impact our financial condition and results of operations.
Our business is dependent on the supply chain to ensure that equipment, materials and other resources are available to both expand and maintain our services in a safe and reliable manner. Pricing of equipment, materials and other resources have increased steadily in recent years and may continue to do so in the future. Failure to secure equipment, materials and other resources on economically acceptable terms, including failure to eliminate or manage the constraints in the supply chain, may impact the availability of items that are necessary to support normal operations as well as materials that are required for continued infrastructure growth, and as a result, may adversely impact our financial condition and results of operations.
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
The Company’s primary defined benefit pension plan, the FPU pension plan, is a funded plan that is closed to new employees and the future benefits are frozen. At December 31, 2024, the FPU pension plan benefit obligation was $45.5 million but was fully funded at that date. The costs of providing benefits and related funding requirements of the FPU plan is subject to changes in the market value of the assets that fund the plan and the discount rates used to estimate the pension benefit obligations. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Future losses of asset values and further declines in discount rates may necessitate accelerated funding of the plans to meet minimum federal government requirements and may result in higher pension expense in future years. Adverse changes in the benefit obligation of the FPU pension plan may require us to record higher pension expense and fund obligations earlier than originally planned, which would have an adverse impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.

OPERATIONAL RISKS
We must construct new facilities to support future growth in earnings in our natural gas and electric distribution and natural gas transmission operations.
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
Because we do not own all of the land on which our pipelines and facilities have been constructed, we are subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way, easements or other property rights or if such rights or easements lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Chesapeake Utilities Corporation 2024 Form 10-K Page 17

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
Our natural gas distribution, propane operations and natural gas transmission operations are sensitive to fluctuations in weather conditions, which directly influence the volume of natural gas and propane we transport, sell and deliver to our customers. A significant portion of our natural gas distribution, propane operations and natural gas transmission revenue is derived from the sales and deliveries to residential, commercial and industrial heating customers during the five-month peak heating season (November through March). Other than our Maryland natural gas distribution businesses (CUC-Maryland division, Sandpiper Energy and Elkton Gas) which have revenue normalization mechanisms, if the weather is warmer than normal, we generally sell and deliver less natural gas and propane to customers, and earn less revenue, which could adversely affect our financial condition, results of operations and cash flows. Conversely, if the weather is colder than normal, we generally sell and deliver more natural gas and propane to customers, and earn more revenue, which could positively affect our financial condition, results of operations and cash flows. Variations in weather from year to year can cause our financial condition, results of operations and cash flows to vary accordingly.
Our electric distribution operation is also affected by variations in weather conditions and unusually severe weather conditions. However, electricity consumption is generally less seasonal than natural gas and propane because it is used for both heating and cooling in our service areas.

Severe weather events (such as a major hurricane, flood, or tornado), natural disasters and acts of terrorism could adversely impact earnings and access to insurance coverage.
Inherent in energy transmission and distribution activities are a variety of hazards and operational risks, such as leaks, ruptures, fires, uncontrollable flows of natural gas, explosions, release of contaminants into the environment, sabotage and mechanical problems. Severe weather events and natural disasters, especially in our service areas that are susceptible to more frequent severe weather events and natural disasters, may damage our assets, cause operational interruptions and result in the loss of human life, all of which could negatively affect our financial condition, results of operations and cash flows.
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
The insurance industry may also be affected by severe weather events (such as major hurricanes), natural disasters (such as wildfires) and acts of terrorism. As a result, the availability of insurance covering risks against which we and our competitors typically insure may be limited. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms, which could adversely affect our financial condition, results of operations and cash flows.
Chesapeake Utilities Corporation 2024 Form 10-K Page 18

Operating events affecting public safety and the reliability of our natural gas and electric distribution and transmission systems could adversely affect our operations and increase our costs.
Our natural gas and electric operations are exposed to operational events and risks, such as: major leaks, outages, mechanical failures and breakdown; operations below the expected level of performance or efficiency; and accidents that could affect public safety and the reliability of our distribution and transmission systems, significantly increase costs and cause loss of customer confidence. If we are unable to recover all or some of these costs from insurance and/or customers through the regulatory process, our financial condition, results of operations and cash flows could be adversely affected.
A security breach disrupting our operating systems, facilities, and workforce or exposing confidential information may adversely affect our reputation, disrupt our operations and increase our costs.
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
Many of our employees, service providers, and vendors have been working, and continue to work, from remote locations where cybersecurity protections could be limited and cybersecurity procedures and safeguards could be less effective. As such, we could be subject to a higher risk of cybersecurity breaches than ever before. Therefore, we could be required to expend significant resources to continue to modify or enhance our procedures and controls or to upgrade our digital and operational systems, related infrastructure, technologies and network security.
Any such failure, attack, or security breach could adversely impact our ability to safely and reliably deliver services to our customers through our transmission, distribution, and generation systems, subjecting us to reputational and other harm, and subject us to legal and regulatory proceedings and claims and demands from third parties, any of which could adversely affect our business, our earnings, results of operation, financial condition and cash flows. In addition, the protection of customer, employee and Company data is crucial to our operational security. A breach or breakdown of our systems that results in the unauthorized release of individually identifiable customer information or other sensitive data could have an adverse effect on our reputation, results of operations and financial condition and could also materially increase our costs of maintaining our system and protecting it against future breakdowns or breaches. We take reasonable precautions to safeguard our information systems from cyber-attacks and security breaches; however, there is no guarantee that the procedures implemented to protect against unauthorized access to our information systems are adequate to safeguard against all attacks and breaches. We also cannot assure that any redundancies built into our networks and technology, or the procedures we have implemented to protect against cyber-attacks and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.

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
Information technology system and/or network disruptions, whether caused by acts of sabotage, employee error, malfeasance or otherwise, could have an adverse impact on the Company’s operations as well as the operations of the Company’s customers and suppliers. As a result, the Company may be subject to legal claims or regulatory proceedings which could result in liability or penalties under privacy laws, disruption in the Company’s operations, and damage to the Company’s reputation, adversely affecting the Company’s business, financial condition, results of operations and cash flows.
The Company is also implementing a technology roadmap that will significantly advance our technological capabilities. The implementation of new software in multiple phases is a complex process that involves several risks. Some of the common risks include:
Chesapeake Utilities Corporation 2024 Form 10-K Page 19

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
•Integrating new software with existing systems can be challenging, as a result of compatibility issues, data migration and system downtime; and
•The ability to continue to recover appropriate costs as approved by our regulators.

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
Chesapeake Utilities Corporation 2024 Form 10-K Page 20

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
Federal and state legislative and regulatory initiatives to promote energy efficiency, conservation and the use of alternative energy sources could lower consumption of natural gas and propane by our customers. For example, in August 2022, the Inflation Reduction Act of 2022 was signed into law, with hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, and clean fuels, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives and impact demand for our products and services. In addition, increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations including mandatory climate related disclosures, and the aforementioned demand for alternative forms of energy, may result in increased costs and reduced demand for our products and services. While we cannot predict the ultimate effect that the development of alternative energy sources and related laws might have on our operations, we may be subject to reduced profits, increased investigations and litigation against us, and negative impacts on the market price of our common stock and access to capital markets.
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

Commodity price increases may adversely affect the operating costs and competitive positions of our natural gas, electric and propane operations, which may adversely affect our financial condition, results of operations and cash flows.
Natural Gas and Electricity. Higher natural gas prices can significantly increase the cost of gas billed to our natural gas customers. Increases in the cost of natural gas and other fuels used to generate electricity can significantly increase the cost of electricity billed to our electric customers. Damage to the production or transportation facilities of our suppliers, which decreases their supply of natural gas and electricity, could result in increased supply costs and higher prices for our customers. Such cost increases generally have no immediate effect on our revenues and earnings because of our regulated fuel cost recovery mechanisms. However, our net income may be reduced by higher expenses that we may incur for uncollectible customer accounts and by lower volumes of natural gas and electricity deliveries when customers reduce their consumption. Therefore, increases in the price of natural gas and other fuels can adversely affect our financial condition, results of operations and cash flows, as well as the competitiveness of natural gas and electricity as energy sources.
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
Fluctuating commodity prices may affect our earnings and financing costs because our propane operations use derivative instruments, including forwards, futures, swaps, puts, and calls, to hedge price risk. While we have risk management policies and operating procedures in place to control our exposure to risk, if we purchase derivative instruments that are not properly matched to our exposure, our financial condition, results of operations and cash flows may be adversely affected. In addition, fluctuations in market prices could result in significant unrealized gains or losses, which could require margins to be posted on unsettled positions and impact our financial position, results of operations and cash flows.

A substantial disruption or lack of growth in interstate natural gas pipeline transmission and storage capacity or electric transmission capacity may impair our ability to meet customers’ existing and future requirements.
Chesapeake Utilities Corporation 2024 Form 10-K Page 21

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
One of our strategies is to grow through acquisitions of complementary businesses. On November 30, 2023, we completed the acquisition of FCG, a regulated natural gas distribution utility serving approximately 123,000 residential and commercial natural gas customers in Florida, for $922.8 million in cash, pursuant to the stock purchase agreement with Florida Power & Light Company. Our acquisitions, including FCG as well as future acquisitions, involve a number of risks including, but not limited to, the following:
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 22

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
We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These evolving laws and regulations may require expenditures over a long period of time to control environmental effects at our current and former operating sites, especially former MGP sites. To date, we have been able to recover, through regulatory rate mechanisms, the costs associated with the remediation of former MGP sites. However, there is no guarantee that we will be able to recover future remediation costs in the same manner or at all. A change in our approved rate mechanisms for recovery of environmental remediation costs, including costs at former MGP sites, could adversely affect our financial condition, results of operations and cash flows.
Further, existing environmental laws and regulations may be revised, or new laws and regulations seeking to protect the environment may be adopted and applicable to us. Revised or additional laws and regulations could result in additional operating restrictions on our facilities or increased compliance costs, which may not be fully recoverable. Any such increase in compliance costs could adversely affect our financial condition, results of operations and cash flows. Compliance with these legal obligations requires us to commit capital. If we fail to comply with environmental laws and regulations, even if such failure is caused by factors beyond our control, we may be assessed administrative, civil, or criminal penalties and fines, imposed with investigatory and remedial obligations, or issued injunctions all of which could impact our financial condition, results of operations and cash flows. See Item 8, Financial Statements and Supplementary Data (Note 19, Environmental Commitments and Contingencies, in the consolidated financial statements).

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
Chesapeake Utilities Corporation 2024 Form 10-K Page 23

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. We face a multitude of increasing cybersecurity threats, including those that target the Nation’s critical infrastructure sectors. Reliable service and operational continuity are critical to our success and the welfare of those we serve, including our ability to safely and reliably deliver energy to our customers through our transmission, distribution, and generation systems. We are committed to maintaining robust governance and oversight of these risks and to investing in the implementation of mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks in an evolving landscape.
Chesapeake Utilities Corporation 2024 Form 10-K Page 24

To mitigate the threat to our business, we take a comprehensive, cross-functional approach to cybersecurity risk management. Our management team is actively involved in the oversight and implementation of our risk management program, of which cybersecurity represents an important component. At least annually, we conduct a cybersecurity risk assessment that evaluates information from internal stakeholders and external sources. The results of the assessment inform our alignment and prioritization of initiatives to enhance our security controls. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats which are designed to follow nationally recognized frameworks. These include, among other things: security awareness training for employees; mechanisms to detect and monitor unusual network activity; services that identify cybersecurity threats; conducting scans of the threat environment; evaluating our industry’s risk profile; utilizing internal and external audits; conducting threat and vulnerability assessments; and containment and incident response tools. We also actively engage with industry groups for benchmarking and awareness of best practices. We maintain controls and procedures that are designed for prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made in a timely manner.

Our approach to cybersecurity risk management includes the following key elements:
•Multi-Layered Defense and Continuous Monitoring: Our approach to cybersecurity involves multiple layers of defense, incorporating detection capabilities, analytics, and real-time monitoring. We utilize data insights to identify potential anomalies, monitor evolving threats, and identify emerging risks. Safeguards are regularly evaluated and refined based on vulnerability assessments, threat intelligence, and insights gained from monitoring activities.
•Information Sharing and Collaboration: We share and receive threat intelligence with industry peers, government agencies, Information Sharing and Analysis Centers ("ISACs"), trade organizations, and cybersecurity forums. These collaborations provide a means for information exchange to improve threat detection and vulnerability mitigation.
•Third-Party Risk Assessments: We engage independent firms to assist with multiple phases of our cybersecurity program. This work includes testing, audits, and consulting to validate and strengthen our cybersecurity posture, and the design and operational effectiveness of our controls.
•Companywide Policies and Procedures: Our companywide cybersecurity policies and procedures cover areas such as encryption standards, endpoint security, remote access protocols, multi-factor authentication, and data protection. These policies undergo regular review to address the latest security standards and operational requirements, and to consider best practices and industry trends.
•Training and Awareness: We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees routinely participate in simulated phishing campaigns, education that reinforces compliance with our policies, standards and practices, and other awareness training. We also periodically perform tabletops and other exercises with management and incorporate external resources and advisors as needed. Our cybersecurity team collaborates with stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation and remediation strategies.
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

As of the date of this Form 10-K, there have not been any cybersecurity incidents that have materially affected our business strategy, critical business operations, results of operations or financial condition. There can be no guarantee that our policies and procedures will be followed or, if followed, will be effective in protecting our systems and information. As such, this could impact, among other considerations, the execution of our business strategy and business operations, our financial condition and/or results of operations, and the security and effectiveness of our information technology systems. For more information regarding the risks we face from cybersecurity threats, please see Item 1A, Risk Factors, which should be read in conjunction with this Item 1C.

Chesapeake Utilities Corporation 2024 Form 10-K Page 25

Cybersecurity Risk Governance and Oversight

The Company’s Board, in conjunction with its Audit Committee, oversees management’s approach to cybersecurity risk and its alignment with the Company’s enterprise risk management program. The Board and Audit Committee receive reports from Management regarding the prevention, detection, and mitigation of cybersecurity incidents, including security risks and vulnerabilities. Additionally, the Audit Committee receives updates on cybersecurity risk assessments, risk mitigation strategies, and relevant cybersecurity matters. The Company’s information technology team is responsible for developing and implementing its information security program and reporting on cybersecurity matters to the Board of Directors and Audit Committee.
The Company’s Risk Management Committee (RMC), which is chaired by the Chief Policy and Risk Officer, evaluates risks relating to cybersecurity, among other significant risks, and oversees mitigation plans. The RMC is comprised of executive leadership across multiple functions, including individuals with responsibilities and oversight over legal, regulatory, finance and treasury, operations, information technology, business development, and policies and controls. The RMC meets monthly and receives regular updates on security performance metrics, global security risks, security enhancements, and updates on our security posture.
The Company has a cross-functional cybersecurity incident response team (“CIRT”). The Company’s CIRT routinely reviews and updates our incident response plans, procedures and protocols, as well as reports to the Company’s RMC on security matters that impact the confidentiality, integrity, or availability of the Company’s data or information systems.

ITEM 2. Properties.
Offices and other operational facilities
We own or lease offices and other operational facilities in our service territories located in Pennsylvania, Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida and Ohio.
Regulated Energy Segment
The following table presents a summary of miles of assets operated by our natural gas distribution, natural gas transmission and electric business units as of December 31, 2024:

Operations	Miles
Natural Gas Distribution
Delmarva Natural Gas (Natural gas pipelines)	2,136
Delmarva Natural Gas (Underground propane pipelines)	17
FPU (Natural gas pipelines)	3,216
Florida City Gas (Natural gas pipelines)	3,982
Natural Gas Transmission
Eastern Shore	521
Florida City Gas	79
Peninsula Pipeline	187
Aspire Energy Express (1)	—
Electric Distribution
FPU	924
Total	11,062
(1) Aspire Energy Express had less than 1 mile of natural gas pipeline at December 31, 2024.
Peninsula Pipeline also has a 50 percent jointly owned intrastate transmission pipeline with Seacoast Gas Transmission, LLC ("Seacoast Gas Transmission") in Nassau County, Florida. The 26-mile pipeline serves demand in both Nassau and Duval Counties.
Chesapeake Utilities Corporation 2024 Form 10-K Page 26

Unregulated Energy Segment
The following table presents propane storage capacity, miles of underground distribution mains and transmission for our Unregulated Energy Segment operations as of December 31, 2024:

Operations	Gallons or miles
Propane distribution
Propane storage capacity (gallons in millions)	8.5
Underground propane distribution mains (miles)	152
Unregulated Energy Transmission and gathering (Aspire Energy)
Natural gas pipelines (miles)	2,800

ITEM 3. Legal Proceedings.
See Item 8, Financial Statements and Supplementary Data (Note 20, Other Commitments and Contingencies, in the consolidated financial statements), which is incorporated into Item 3 by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Dividends and Stockholder Information:
Chesapeake Utilities common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol CPK. As of February 24, 2025, we had 1,930 holders of record of our common stock. We declared quarterly cash dividends on our common stock totaling $2.510 per share in 2024 and $2.305 per share in 2023, and have paid a cash dividend to holders of our common stock for 64 consecutive years. Future dividend payments and amounts are at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors.
Indentures to our long-term debt contain various restrictions which limit our ability to pay dividends. Refer to Item 8, Financial Statements and Supplementary Data (Note 12, Long-Term Debt, in the consolidated financial statements) for additional information.
Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by us or on our behalf of shares of our common stock during the quarter ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
October 1, 2024 through October 31, 2024 (1)	602	$120.38	—	—
November 1, 2024 through November 30, 2024	—	—	—	—
December 1, 2024 through December 31, 2024	—	—	—	—
Total	602	$120.38	—	—
(1) In October 2024, we purchased 602 shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8, Financial Statements and Supplementary Data (Note 16, Employee Benefit Plans, in the consolidated financial statements).
Chesapeake Utilities Corporation 2024 Form 10-K Page 27

(2) Except for the purpose described in footnote (1), we have no publicly announced plans or programs to repurchase our shares.
Information on certain of our equity compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement captioned “Equity Compensation Plan Information” and is incorporated herein by reference.
Common Stock Performance Graph
The stock performance graph and table below compares cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2024, with the cumulative total stockholder return of the Standard & Poor’s 500 Index and the cumulative total stockholder return of select peers, which include the following companies: Atmos Energy Corporation; Black Hills Corporation; New Jersey Resources Corporation; NiSource; Northwest Natural Gas Company; Northwestern Corporation; ONE Gas, Inc.; RGC Resources, Inc.; Spire, Inc.; and Unitil Corporation.
The comparison assumes $100 was invested on December 31, 2019 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Stock Performance
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Chesapeake Utilities
Industry Index
S&P 500 Index

	2019	2020	2021	2022	2023	2024
Chesapeake Utilities	$100	$115	$158	$130	$118	$139
Industry Index	$100	$84	$96	$104	$102	$129
S&P 500 Index	$100	$118	$152	$125	$157	$197

Chesapeake Utilities Corporation 2024 Form 10-K Page 28

ITEM 6. RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Earnings per share ("EPS") and Adjusted EPS information is presented on a diluted basis, unless otherwise noted.

Acquisition of FCG
On November 30, 2023, we completed the acquisition of FCG for $922.8 million in cash, including working capital adjustments as defined in the agreement that were settled during the first quarter of 2024, pursuant to the stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment. FCG serves approximately 123,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,982 miles of distribution main and 80 miles of transmission pipe. Results for FCG are included within our consolidated results from the acquisition date.
In June 2023, FCG received approval from the Florida PSC for a $23.3 million total increase in base revenue in connection with its May 2022 rate case filing. The new rates, which became effective as of May 1, 2023, included the transfer of its SAFE program provisions from a rider clause to base rates, an increase in rates associated with a liquefied natural gas facility, and approval of FCG's proposed reserve surplus amortization mechanism ("RSAM") with a $25.0 million reserve amount. The RSAM is recorded as either an increase or decrease to accrued removal costs on the balance sheet, with a corresponding increase or decrease to depreciation and amortization expense. At December 31, 2024, the RSAM reserve had been completely utilized.
In February 2025, FCG filed a depreciation study with the Florida PSC. The application is requesting approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application is subject to review and approval by the Florida PSC.
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

Chesapeake Utilities Corporation 2024 Form 10-K Page 29

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the years ended December 31, 2024, 2023 and 2022:
Adjusted Gross Margin

	For the Year Ended December 31, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$583.4	$228.4	$(24.6)	$787.2
Cost of Sales:
Natural gas, propane and electric costs	(144.2)	(100.2)	24.6	(219.8)
Depreciation & amortization	(48.8)	(16.9)	—	(65.7)
Operations & maintenance expenses (1)	(48.6)	(33.1)	—	(81.7)
Gross Margin (GAAP)	341.8	78.2	—	420.0
Operations & maintenance expenses (1)	48.6	33.1	—	81.7
Depreciation & amortization	48.8	16.9	—	65.7
Adjusted Gross Margin (Non-GAAP)	$439.2	$128.2	$—	$567.4

	For the Year Ended December 31, 2023
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$473.6	$223.1	$(26.1)	$670.6
Cost of Sales:
Natural gas, propane and electric costs	(140.0)	(102.5)	26.0	(216.5)
Depreciation & amortization	(48.2)	(17.3)	—	(65.5)
Operations & maintenance expenses (1)	(27.5)	(31.5)	0.3	(58.7)
Gross Margin (GAAP)	257.9	71.8	0.2	329.9
Operations & maintenance expenses (1)	27.5	31.5	(0.3)	58.7
Depreciation & amortization	48.2	17.3	—	65.5
Adjusted Gross Margin (Non-GAAP)	$333.6	$120.6	$(0.1)	$454.1

Chesapeake Utilities Corporation 2024 Form 10-K Page 30

	For the Year Ended December 31, 2022
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$429.4	$280.8	$(29.5)	$680.7
Cost of Sales:
Natural gas, propane and electric costs	(127.2)	(162.7)	29.4	(260.5)
Depreciation & amortization	(52.7)	(16.3)	—	(69.0)
Operations & maintenance expenses (1)	(35.5)	(29.8)	—	(65.3)
Gross Margin (GAAP)	214.0	72.0	(0.1)	285.9
Operations & maintenance expenses (1)	35.5	29.8	—	65.3
Depreciation & amortization	52.7	16.3	—	69.0
Adjusted Gross Margin (Non-GAAP)	$302.2	$118.1	$(0.1)	$420.2
(1) Operations & maintenance expenses within the Consolidated Statements of Income are presented in accordance with regulatory requirements and to provide comparability within the industry. Operations & maintenance expenses which are deemed to be directly attributable to revenue producing activities have been separately presented above in order to calculate Gross Margin as defined under GAAP.

2024 to 2023 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for 2024 was $341.8 million, an increase of $83.9 million, or 32.5 percent, compared to 2023. Higher gross margin reflects contributions attributable to the acquisition of FCG, incremental margin from regulatory initiatives and infrastructure programs, natural gas organic growth and pipeline expansion projects.

2023 to 2022 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the year ended December 31, 2023 compared to 2022 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.

2024 to 2023 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for 2024 was $78.2 million, an increase of $6.4 million, or 8.9 percent, compared to 2023. Higher gross margin resulted from increased levels of virtual pipeline services and increased propane consumption, margins and service fees.

2023 to 2022 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the year ended December 31, 2023 compared to 2022 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.

Chesapeake Utilities Corporation 2024 Form 10-K Page 31

Adjusted Net Income and Adjusted EPS

	Year Ended
	December 31,
(dollars in millions, shares in thousands (except per share data))	2024	2023	2022
Net Income (GAAP)	$118.6	$87.2	$89.8
FCG transaction and transition-related expenses, net (1)	2.9	10.6	—
Adjusted Net Income (Non-GAAP)	$121.5	$97.8	$89.8

Weighted average common shares outstanding - diluted (2)	22,531	18,435	17,804

Earnings Per Share - Diluted (GAAP)	$5.26	$4.73	$5.04
FCG transaction and transition-related expenses, net (1)	0.13	0.58	—
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$5.39	$5.31	$5.04
(1) Transaction and transition-related expenses represent non-recurring costs attributable to the acquisition and integration of FCG including, but not limited to transaction costs, transition services, consulting, system integration, rebranding, and legal fees.
(2) Weighted average shares reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 4 and 15 for additional details on the acquisition and related equity offering.
2024 to 2023 Net Income (GAAP) Variance

Net income (GAAP) for the year ended December 31, 2024 was $118.6 million, or $5.26 per share, compared to $87.2 million, or $4.73 per share in 2023. Net income for the years ended December 31, 2024 and 2023 included $2.9 million and $10.6 million, respectively, of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $23.7 million or 24.2 percent compared to the prior year.

2023 to 2022 Net Income (GAAP) Variance

Net income (GAAP) for the year ended December 31, 2023 compared to 2022 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.
Chesapeake Utilities Corporation 2024 Form 10-K Page 32

OVERVIEW AND HIGHLIGHTS

(dollars in millions, shares in thousands (except per share data))			Increase			Increase
For the Year Ended December 31,	2024	2023	(Decrease)	2023	2022	(Decrease)
Operating Income
Regulated Energy	$196.2	$126.2	$70.0	$126.2	$115.3	$10.9
Unregulated Energy	31.7	24.4	7.3	24.4	27.5	(3.1)
Other businesses and eliminations	0.3	0.2	0.1	0.2	0.1	0.1
Total Operating Income	228.2	150.8	77.4	150.8	142.9	7.9
Other income, net	2.0	1.4	0.6	1.4	5.1	(3.7)
Interest charges	68.4	36.9	31.5	36.9	24.4	12.5
Income from Before Income Taxes	161.8	115.3	46.5	115.3	123.6	(8.3)
Income taxes	43.2	28.1	15.1	28.1	33.8	(5.7)
Net Income	$118.6	$87.2	$31.4	$87.2	$89.8	$(2.6)

Weighted Average Common Shares Outstanding: (1)
Basic	22,469	18,371	4,098	18,371	17,722	649
Diluted	22,531	18,435	4,096	18,435	17,804	631

Earnings Per Share of Common Stock
Basic	$5.28	$4.75	$0.53	$4.75	$5.07	$(0.32)
Diluted	$5.26	$4.73	$0.53	$4.73	$5.04	$(0.31)

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$118.6	$87.2	$31.4	$87.2	$89.8	$(2.6)
FCG transaction and transition-related expenses, net (2)	2.9	10.6	(7.7)	10.6	—	10.6
Adjusted Net Income (Non-GAAP)	$121.5	$97.8	$23.7	$97.8	$89.8	$8.0

Earnings Per Share - Diluted (GAAP)	$5.26	$4.73	$0.53	$4.73	$5.04	$(0.31)
FCG transaction and transition-related expenses, net (2)	0.13	0.58	(0.45)	0.58	—	0.58
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$5.39	$5.31	$0.08	$5.31	$5.04	$0.27
(1) Weighted average shares reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.
(2) Transaction and transition-related expenses represent costs attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Chesapeake Utilities Corporation 2024 Form 10-K Page 33

2024 compared to 2023
Key variances in operations between 2024 and 2023 included:

(in millions, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Year ended December 31, 2023 Adjusted Results**	$129.7	$97.8	$5.31

Non-recurring Items:
Absence of one-time benefit associated with reduction in state tax rate	—	(2.5)	(0.13)
	—	(2.5)	(0.13)
Increased (Decreased) Adjusted Gross Margins:
Contributions from acquisition	89.6	65.7	2.91
Margin from regulated infrastructure programs*	6.2	4.6	0.20
Natural gas growth (excluding service expansions)	5.8	4.2	0.19
Natural gas transmission service expansions, including interim services*	5.2	3.8	0.17
Increased demand for virtual pipeline services	4.5	3.3	0.15
Rate changes associated with Florida natural gas base rate proceeding*	1.6	1.2	0.05
Improved Aspire Energy performance - rate changes and gathering fees	1.6	1.1	0.05
Interim rates from recent rate case activities*	0.9	0.7	0.03
Changes in customer consumption	0.3	0.2	0.01
Reduced propane margins per gallon and fees	(0.3)	(0.2)	(0.01)
Expiration of regulatory recovery for pandemic-related costs	(1.2)	(0.9)	(0.04)
	114.2	83.7	3.71
(Increased) Decreased Other Operating Expenses (Excluding Natural Gas, Electricity and Propane Costs):
FCG operating expenses	(37.8)	(27.7)	(1.23)
Depreciation, amortization and property taxes	(3.2)	(2.3)	(0.10)
Increased insurance-related costs	(1.6)	(1.2)	(0.05)
Facilities expenses, maintenance costs and outside services	(1.4)	(1.0)	(0.05)
Increased vehicle expenses	(0.9)	(0.7)	(0.03)
Payroll, benefits and other employee-related expenses	2.0	1.5	0.07
	(42.9)	(31.4)	(1.39)

Interest charges	(35.5)	(26.0)	(1.15)
Increase in shares outstanding due to 2024 and 2023 equity issuances***	—	—	(0.96)
Net other changes	0.3	(0.1)	—
Year ended December 31, 2024 Adjusted Results**	$165.8	$121.5	$5.39
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 34

SUMMARY OF KEY FACTORS
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and regulatory initiatives to serve existing and new customers, further grow our businesses and earnings, and increase shareholder value. The following table includes the major projects and initiatives that are currently underway or recently completed. Our practice is to add incremental margin associated with new projects and regulatory initiatives to this table once negotiations or details are substantially final and/or the associated earnings can be estimated. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year.

	Adjusted Gross Margin
	Year Ended December 31,			Estimate for Calendar Year
(in millions)	2022	2023	2024	2025	2026
Pipeline Expansions:
Southern Expansion	$—	$0.6	$2.3	$2.3	$2.3
Beachside Pipeline Expansions	—	1.8	2.4	2.4	2.4
St. Cloud / Twin Lakes Expansion	—	0.3	0.6	2.8	3.8
Wildlight	—	0.5	1.5	3.0	4.3
Lake Wales	—	0.3	0.5	0.5	0.5
Newberry	—	—	1.4	2.6	2.6
Worcester Resiliency Upgrade	—	—	—	3.0	13.7
Boynton Beach	—	—	—	3.1	3.4
New Smyrna Beach	—	—	—	1.7	2.6
Central Florida Reinforcement	—	—	0.1	2.0	4.3
Warwick	—	—	0.4	1.9	1.9
Renewable Natural Gas Supply Projects	—	—	—	5.7	6.7
Total Pipeline Expansions	—	3.5	9.2	31.0	48.5

CNG/RNG/LNG Transportation and Infrastructure	11.1	11.1	16.4	20.0	20.7

Regulatory Initiatives:
Florida GUARD Program	—	0.4	3.6	6.3	8.8
FCG SAFE Program	—	—	3.8	8.3	10.9
Capital Cost Surcharge Programs	2.0	2.8	3.2	5.3	6.7
Florida Rate Case (1)	2.5	15.8	17.4	17.2	17.2
Maryland Rate Case (2)	—	—	—	TBD	TBD
Delaware Rate Case (3)	—	—	0.6	TBD	TBD
Electric Rate Case (3)	—	—	0.3	TBD	TBD
Electric Storm Protection Plan	0.5	1.3	3.2	5.6	5.6
Total Regulatory Initiatives	5.0	20.3	32.1	42.7	49.2

Total	$16.1	$34.9	$57.7	$93.7	$118.4
(1) Includes adjusted gross margin during 2023 comprised of both interim rates and permanent base rates which became effective in March 2023.
(2) Rate case application and depreciation study filed with the Maryland PSC in January 2024. See additional information provided below.
(3) Includes adjusted gross margin attributable to interim rates during 2024. See additional information provided below.

Chesapeake Utilities Corporation 2024 Form 10-K Page 35

Discussion of Major Projects and Initiatives

Pipeline Expansions

Southern Expansion
Eastern Shore installed a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that provides 7,300 Dts of incremental firm transportation pipeline capacity. The project was placed in service in the fourth quarter of 2023. The project generated additional adjusted gross margin of $1.7 million for the year ended December 31, 2024, and is expected to produce adjusted gross margin of approximately $2.3 million in 2025 and thereafter.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and FCG entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support FCG's growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida. The project went into service in April 2023. Subsequent to the acquisition of FCG, the agreement is now an affiliate agreement. The project generated additional adjusted gross margin of $0.6 million for the year ended December 31, 2024, and is expected to produce adjusted gross margin of approximately $2.4 million in 2025 and thereafter.

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dts/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. This project was placed into service in July 2023 and generated additional adjusted gross margin of $0.3 million for the year ended December 31, 2024. We expect this extension to generate annual adjusted gross margin of $0.6 million in 2025 and thereafter.

In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to its Transportation Service Agreement with FPU for a project that will support additional supply to communities in the St. Cloud, Florida area. The project is driven by the need to expand gas service to future communities that are expected in that area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the expected new growth. The expansion will provide FPU with an additional 10,000 Dts/d. The Florida PSC approved the project in May 2024, and it is expected to be complete in the fourth quarter of 2025. We expect this expansion to generate approximately $2.2 million of adjusted gross margin in 2025 and $3.2 million thereafter.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The petition was approved by the Florida PSC in November 2022. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The project generated additional adjusted gross margin of $1.0 million for the year ended December 31, 2024, and is expected to contribute adjusted gross margin of approximately $3.0 million in 2025 and $4.3 million thereafter.

Lake Wales Expansion
In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 9,000 Dts/d of firm service in the Lake Wales, Florida area. The PSC approved the petition in April 2023 and Peninsula Pipeline completed the acquisition of an existing pipeline in May 2023 that is being utilized to serve both current and new natural gas customers. The project generated additional adjusted gross margin of $0.2 million for the year ended December 31, 2024, and is expected to contribute adjusted gross margin of approximately $0.5 million in 2025 and thereafter.

Chesapeake Utilities Corporation 2024 Form 10-K Page 36

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024, and conversions of the community gas systems commenced in the second quarter of 2024. The project generated adjusted gross margin of $1.4 million for the year ended December 31, 2024, and is expected to contribute adjusted gross margin of approximately $2.6 million in 2025 and thereafter.

Worcester Resiliency Upgrade
In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. In January 2025, the FERC approved the project, and construction is expected to be complete in the third quarter of 2025. The project is expected to contribute adjusted gross margin of approximately $3.0 million in 2025 and $13.7 million thereafter.

East Coast Reinforcement Projects (Boynton Beach and New Smyrna Beach)
In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that have experienced an increase in population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. Construction is projected to be complete in the second and fourth quarters of 2025 for New Smyrna Beach and Boynton Beach, respectively. The projects are expected to contribute adjusted gross margin of approximately $4.8 million in 2025 and $6.0 million in 2026 and thereafter.

Central Florida Reinforcement Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Plant City and Lake Mattie with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. The Plant City project was completed in the fourth quarter of 2024, and the Lake Mattie project is projected to be completed during the fourth quarter of 2025. The completed project generated adjusted gross margin of $0.1 million for the year ended December 31, 2024, and is expected to contribute adjusted gross margin of approximately $2.0 million in 2025 and $4.3 million thereafter.

Warwick Pipeline Project
In July 2024, we announced plans to extend Eastern Shore's transmission deliverability by constructing an additional 4.4 miles of six inch steel pipeline. The project will reinforce the supply and growth for our Delaware division distribution system and expand natural gas service further into Maryland for anticipated future growth. This project was placed into service during the fourth quarter of 2024, generated adjusted gross margin of $0.4 million for the year ended December 31, 2024, and is expected to contribute adjusted gross margin of approximately $1.9 million in 2025 and thereafter.

Pioneer Supply Header Pipeline Project
In March 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of Firm Transportation Service Agreements with both FCG and FPU for a project that will support greater supply growth of natural gas service in southeast Florida. The project consists of the transfer of a pipeline asset from FCG to Peninsula Pipeline. Peninsula Pipeline will proceed to provide transportation service to both FCG and FPU using the pipeline asset, which supports continued customer growth and system reinforcement of these distribution systems. The Florida PSC approved the petition in July 2024 and the project was completed in September 2024.

Renewable Natural Gas Supply Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of its Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which
Chesapeake Utilities Corporation 2024 Form 10-K Page 37

will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition in July 2024 with the projects estimated to be completed in the first half of 2025. These three renewable projects are projected to generate total adjusted gross margin of approximately $5.7 million in 2025 and $6.7 million thereafter.

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
For the year ended December 31, 2024, we generated $5.3 million in additional adjusted gross margin including the margin attributable to the Full Circle Dairy and Noble Road projects described below. We estimate annual adjusted gross margin of approximately $20.0 million in 2025, and $20.7 million in 2026 for these transportation related services, with potential for additional growth in future years.

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

Regulatory Initiatives (with recent regulatory actions)
Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205 million of capital expenditures projected to be spent over a 10-year period. For the year ended December 31, 2024, there was $3.2 million of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $6.3 million of adjusted gross margin in 2025 and $8.8 million in 2026.

Chesapeake Utilities Corporation 2024 Form 10-K Page 38

FCG SAFE Program
In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Commission approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205 million over a 10-year period. For the year ended December 31, 2024, there was $3.8 million of adjusted gross margin generated pursuant to the program. The program is expected to generate $8.3 million of adjusted gross margin in 2025 and $10.9 million in 2026.

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

Capital Cost Surcharge Programs
In December 2024, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with a PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC issued an order approving the surcharge as filed in December 2024. The combined revised surcharge became effective January 1, 2025. For the year ended December 31, 2024, there was $0.4 million of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $5.3 million in 2025 and $6.7 million in 2026 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Florida Natural Gas Rate Case Proceeding
In May 2022, our legacy natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida Natural Gas distribution business under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023. The proceeding is expected to generate $17.2 million of total adjusted gross margin in 2025 and thereafter.

Maryland Natural Gas Rate Case
In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with an ROE of 11.5 percent; (ii)authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland Office of Peoples' Counsel ("OPC") and PSC Staff reached a settlement agreement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the settlement agreement in part. The $2.6 million increase in annual base rates was approved and the Company filed the Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing has been scheduled for March 2025 and the outcome of the application is subject to review and approval by the Maryland PSC.

Maryland Natural Gas Depreciation Study
In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. A settlement agreement between the Company, PSC staff and the OPC was reached and the final order approving the settlement agreement went into effect in July 2024, with new depreciation rates effective as of
Chesapeake Utilities Corporation 2024 Form 10-K Page 39

January 1, 2023. The approved depreciation rates resulted in an annual reduction in depreciation expense of approximately $1.2 million.

Delaware Natural Gas Rate Case
In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective October 2024. The hearing for the proceeding has been scheduled for May 2025, and the outcome of the application is subject to review and approval by the Delaware PSC.

FPU Electric Rate Case
In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million were approved with an effective date of November 1, 2024. The outcome of the application is subject to review and approval by the Florida PSC. The hearings for the approval of the revenue requirement and rates are scheduled to occur in March 2025.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. In October 2024, the Florida PSC approved the Company's projected 2025 SPP costs for both capital and operating expenses. For the year ended December 31, 2024, this initiative generated incremental adjusted gross margin of $1.9 million, and is expected to generate $5.6 million in 2025 and 2026. We expect continued investment under the SPP going forward.

Chesapeake Utilities Corporation 2024 Form 10-K Page 40

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
In 2024, higher consumption which includes the effects of colder weather compared to the prior year resulted in a $0.3 million increase in adjusted gross margin. While temperatures in our Delmarva service territories were colder than the prior year, our Ohio service territories experienced warmer temperatures compared to 2023. In addition, temperatures in the Delmarva and Ohio service territories in 2024 were both approximately 10 percent warmer compared to normal temperatures. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the years ended 2024 compared to 2023, and 2023 compared to 2022.
HDD and CDD Information

	For the Year Ended December 31,
	2024	2023	Variance	2023	2022	Variance
Delmarva
Actual HDD	3,634	3,416	218	3,416	4,088	(672)
10-Year Average HDD ("Normal")	4,039	4,161	(122)	4,161	4,147	14
Variance from Normal	(405)	(745)		(745)	(59)

Florida
Actual HDD	796	664	132	664	836	(172)
10-Year Average HDD ("Normal")	794	826	(32)	826	828	(2)
Variance from Normal	2	(162)		(162)	8

Ohio
Actual HDD	5,014	5,043	(29)	5,043	5,532	(489)
10-Year Average HDD ("Normal")	5,594	5,594	—	5,594	5,557	37
Variance from Normal	(580)	(551)		(551)	(25)

Florida
Actual CDD	3,299	3,101	198	3,101	2,826	275
10-Year Average CDD ("Normal")	3,009	2,934	75	2,934	2,929	5
Variance from Normal	290	167		167	(103)

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula and our legacy Florida Natural Gas distribution business increased by approximately 4.0 percent and 3.9 percent, respectively, during 2024.
The details are provided in the following table:

	Adjusted Gross Margin Increase
	For the Year Ended December 31, 2024
(in millions)	Delmarva Peninsula	Florida
Customer growth:
Residential	$1.6	$2.7
Commercial and industrial	0.5	1.0
Total customer growth (1)	$2.1	$3.7
(1) Includes growth amounts for our legacy Florida operations, but excludes the effects of FCG.
Chesapeake Utilities Corporation 2024 Form 10-K Page 41

REGULATED ENERGY

			Increase			Increase
For the Year Ended December	2024	2023	(Decrease)	2023	2022	(Decrease)
(in millions)
Revenue	$583.4	$473.6	$109.8	$473.6	$429.4	$44.2
Regulated natural gas and electric costs	144.2	140.0	4.2	140.0	127.2	12.8
Adjusted gross margin (1)	439.2	333.6	105.6	333.6	302.2	31.4
Operations & maintenance	150.4	119.8	30.6	119.8	108.2	11.6
Depreciation, amortization and property taxes	82.5	71.7	10.8	71.7	74.0	(2.3)
FCG transaction and transition-related expenses (2)	4.0	10.4	(6.4)	10.4	—	10.4
Other taxes	6.1	5.5	0.6	5.5	4.7	0.8
Other operating expenses	243.0	207.4	35.6	207.4	186.9	20.5
Operating Income	$196.2	$126.2	$70.0	$126.2	$115.3	$10.9
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Transaction and transition-related expenses represent costs attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.
2024 compared to 2023
Operating income for the Regulated Energy segment for 2024 was $196.2 million, an increase of $70.0 million or 55.5 percent compared to 2023. Excluding transaction and transition-related expenses associated with the acquisition of FCG, operating income increased $63.6 million or 46.6 percent compared to the prior year. Higher operating income reflects incremental contributions from the acquisition of FCG, incremental margin from our regulatory initiatives and infrastructure programs, and organic growth in our natural gas distribution businesses and pipeline expansion projects. Excluding the transaction and transition-related expenses described above, operating expenses increased by $42.0 million compared to the prior year primarily attributable to increased FCG operating expenses, higher depreciation, amortization and property taxes and increased facilities expenses, maintenance costs and outside services. Increases in depreciation, amortization and property taxes attributable to growth projects and FCG were offset by lower depreciation rates that were approved as part of the rate filings for our Florida electric operations and Maryland natural gas utilities and a $10.4 million increase in the RSAM adjustment from FCG in 2024 compared to the prior year.
Adjusted Gross Margin
Items contributing to the year-over-year adjusted gross margin increase are listed in the following table:

(in millions)
Contribution from FCG	$88.6
Margin from regulated infrastructure programs	6.2
Natural gas growth including conversions (excluding service expansions)	5.8
Natural gas transmission service expansions, including interim services	5.2
Rate changes associated with Florida natural gas base rate proceeding (1)	1.6
Interim rates from recent rate case activities	0.9
Expiration of regulatory recovery for pandemic related costs	(1.2)
Other variances	(1.5)
Year-over-year increase in adjusted gross margin	$105.6
(1) Includes adjusted gross margin contributions from permanent base rates that became effective in March 2023.
The following narrative discussion provides further detail and analysis of the significant variances in adjusted gross margin detailed above.

Contribution from Acquisition of FCG
FCG contributed incremental adjusted gross margin of $88.6 million for the year ended December 31, 2024.
Chesapeake Utilities Corporation 2024 Form 10-K Page 42

Margin from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $6.2 million for the year ended December 31, 2024. The increase in adjusted gross margin was primarily related to Florida's GUARD program and FPU Electric's SPP. Refer to Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $5.8 million from natural gas customer growth. Adjusted gross margin increased by $3.7 million for our Florida Natural Gas distribution business and $2.1 million on the Delmarva Peninsula compared to 2023, due primarily to residential customer growth of 3.9 percent and 4.0 percent in Florida and on the Delmarva Peninsula, respectively.

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $5.2 million for the year ended December 31, 2024 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
Permanent rates associated with the Florida Natural Gas base rate proceeding, effective on March 1, 2023, contributed additional adjusted gross margin of $1.6 million for the year ended December 31, 2024. Refer to Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Interim Rates from Recent Rate Case Activities
Interim rates associated with the Delaware natural gas rate case and Florida Electric base rate case contributed additional adjusted gross margin of $0.9 million for the year ended December 31, 2024. Refer to Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Expiration of Regulatory Recovery for Pandemic Related Costs
The expiration of regulatory recovery for pandemic related costs offset adjusted gross margin by $1.2 million for the year ended December 31, 2024.

Other Operating Expenses
Items contributing to the year-over-year increase in other operating expenses are listed in the following table:

(in millions)
FCG operating expenses	$37.8
Depreciation, amortization and property tax costs	3.6
Facilities expenses, maintenance costs and outside services	1.3
Insurance related costs	1.0
Payroll, benefits and other employee-related expenses	(1.0)
FCG transaction and transition-related expenses (1)	(6.4)
Other variances	(0.7)
Year-over-year increase in other operating expenses	$35.6
(1) Transaction and transition-related expenses represent costs attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.
2023 compared to 2022
The results for the Regulated Energy segment for the year ended December 31, 2023 compared to 2022 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.

Chesapeake Utilities Corporation 2024 Form 10-K Page 43

UNREGULATED ENERGY

			Increase			Increase
For the Year Ended December 31,	2024	2023	(Decrease)	2023	2022	(Decrease)
(in millions)
Revenue	$228.4	$223.1	$5.3	$223.1	$280.8	$(57.7)
Propane and natural gas costs	100.2	102.5	(2.3)	102.5	162.7	(60.2)
Adjusted gross margin (1)	128.2	120.6	7.6	120.6	118.1	2.5
Operations & maintenance	74.8	74.2	0.6	74.2	70.5	3.7
Depreciation, amortization and property taxes	19.1	19.5	(0.4)	19.5	17.8	1.7
Other taxes	2.6	2.5	0.1	2.5	2.4	0.1
Other operating expenses	96.5	96.2	0.3	96.2	90.7	5.5
Operating Income	$31.7	$24.4	$7.3	$24.4	$27.4	$(3.0)
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
2024 Compared to 2023
Operating income for the Unregulated Energy segment for 2024 increased by $7.3 million or 29.9 percent compared to 2023. Adjusted gross margin in the Unregulated Energy segment increased primarily due to increased levels of virtual pipeline services, increased propane consumption including the impact of the December 2023 acquisition, and increased gathering fees and rate changes at Aspire. These increases were partially offset by reduced customer consumption at Aspire primarily from agricultural customers and reduced propane margins and service fees. The increase in operating expenses included higher vehicle expenses and insurance costs which were largely offset by lower payroll, benefits and other employee-related expenses compared to the prior year.
Adjusted Gross Margin
Items contributing to the year-over-year increase in adjusted gross margin are listed in the following table:

(in millions)
Propane Operations
Increased propane customer consumption	$1.8
Contributions from acquisition	1.0
Decreased propane margins and service fees	(0.3)
CNG/RNG/LNG Transportation and Infrastructure
Increased demand for virtual pipeline services	4.5
Aspire Energy
Increased margins - rate changes and gathering fees	1.6
Change in customer consumption	(1.4)
Other variances	0.4
Year-over-year increase in adjusted gross margin	$7.6

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased propane customer consumption - Adjusted gross margin was positively impacted by $1.8 million as a result of increased customer consumption driven by colder weather experienced in our Mid-Atlantic and North Carolina service areas during the fourth quarter of 2024.
•Contributions from acquisition - Adjusted gross margin increased by $1.0 million from the acquisition of J.T. Lee and Son's that was completed in December 2023.
•Propane margins and fees - Adjusted gross margin decreased by $0.3 million, mainly due to lower margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
Chesapeake Utilities Corporation 2024 Form 10-K Page 44

CNG/RNG/LNG Transportation and Infrastructure
•Increased levels of virtual pipeline services - Adjusted gross margin increased by $4.5 million over 2023 largely due to increased demand for CNG and RNG hold services.
Aspire Energy
•Increase in gathering charges - Adjusted gross margin increased by $1.6 million primarily due to increased gathering charges associated with a large commercial customer.
•Change in customer consumption - Adjusted gross margin decreased by $1.4 million due to lower customer consumption from agricultural customers compared to the prior year.

Other Operating Expenses
Items contributing to the year-over-year increase in other operating expenses are listed in the following table:

(in millions)
Vehicle expenses	$0.9
Insurance related costs	0.6
Facilities, maintenance costs, and outside services	0.1
Payroll, benefits and other employee-related expenses	(1.0)
Depreciation, amortization and property tax costs	(0.4)
Other variances	0.1
Year-over-year increase in other operating expenses	$0.3
2023 compared to 2022
The results for the Unregulated Energy segment for the year ended December 31, 2023 compared to 2022 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference.

OTHER INCOME, NET
2024 Compared to 2023
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, amounted to $2.0 million and $1.4 million for 2024 and 2023, respectively.
INTEREST CHARGES
2024 Compared to 2023
Interest charges for 2024 increased by $31.5 million compared to the same period in 2023. This increase is primarily attributable to the Senior Notes issued in November 2023 in connection with the acquisition of FCG. Higher interest expense on Revolver borrowings driven by higher average outstanding borrowings and rates compared to the prior year also contributed to the increase. The weighted-average interest rate on our Revolver borrowings was 5.68 percent for the year ended December 31, 2024 compared to 5.41 percent during the prior year. These factors were partially offset by higher capitalized interest of $2.2 million during the current year associated with growth capital projects.
INCOME TAXES
2024 Compared to 2023
Income tax expense was $43.2 million for 2024 compared to $28.1 million for 2023. Our effective income tax rates were 26.7 percent and 24.4 percent for the years ended December 31, 2024 and 2023, respectively. Income tax expense for the year ended December 31, 2023 included a $2.5 million benefit in deferred tax expense resulting from a reduction in the Pennsylvania state income tax rate. Excluding this change, our effective income tax rate was 26.5 percent in 2023.

Chesapeake Utilities Corporation 2024 Form 10-K Page 45

LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to maintain our capital structure within our target capital structure range. We maintain effective shelf registration statements with the SEC, as applicable, for the issuance of shares of common stock under various types of equity offerings, including the DRIP and under an ATM equity program. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP and/or under our ATM equity program.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $355.8 million in 2024.
The following table shows total capital expenditures for the year ended December 31, 2024 by segment and by business line:

For the Year Ended December 31, 2024
(in millions)
Regulated Energy:
Natural gas distribution	$218.6
Natural gas transmission	68.8
Electric distribution	32.8
Total Regulated Energy	320.2
Unregulated Energy:
Propane distribution	12.0
Energy transmission	5.3
Other unregulated energy	16.6
Total Unregulated Energy	33.9
Other:
Corporate and other businesses	1.7
Total Other	1.7
Total 2024 Capital Expenditures	$355.8

In the table below, we have provided a range of our forecasted capital expenditures by segment and business line for 2025:
Chesapeake Utilities Corporation 2024 Form 10-K Page 46

	Estimate for Fiscal 2025
(in millions)	Low	High
Regulated Energy:
Natural gas distribution	$135.0	$155.0
Natural gas transmission	135.0	145.0
Electric distribution	35.0	45.0
Total Regulated Energy	305.0	345.0
Unregulated Energy:
Propane distribution	12.0	15.0
Energy transmission	5.0	10.0
Other unregulated energy	2.0	3.0
Total Unregulated Energy	19.0	28.0
Other:
Corporate and other businesses	1.0	2.0
Total 2025 Forecasted Capital Expenditures	$325.0	$375.0
The 2025 forecast excludes potential acquisitions due to their opportunistic nature.
The Company continues to re-affirm its capital guidance for the five-year period ended 2028 of $1.5 billion to $1.8 billion, and projects capital expenditures of $325 million to $375 million for 2025.
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
The following tables present our capitalization as of December 31, 2024 and 2023 and includes the impacts associated with financing the FCG acquisition:

	December 31, 2024		December 31, 2023
(dollars in millions)
Long-term debt, net of current maturities	$1,261.7	48%	$1,187.1	49%
Stockholders’ equity	1,390.2	52%	1,246.1	51%
Total capitalization, excluding short-term borrowings	$2,651.9	100%	$2,433.2	100%

	December 31, 2024		December 31, 2023
(dollars in millions)
Short-term debt	$196.5	7%	$179.9	7%
Long-term debt, including current maturities	1,287.2	45%	1,205.6	46%
Stockholders’ equity	1,390.2	48%	1,246.1	47%
Total capitalization, including short-term borrowings	$2,873.9	100%	$2,631.6	100%

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
Chesapeake Utilities Corporation 2024 Form 10-K Page 47

In November 2023, in connection with our acquisition of FCG, we completed an overnight offering resulting in the issuance of 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.
For the year ended December 31, 2024, we received net proceeds of $72.5 million associated with shares issued under the direct stock purchase and waiver components of the DRIP. During 2023, there were no issuances under the DRIP.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026, however neither of such lenders have any obligation to purchase debt thereunder. At December 31, 2024, a total of $255.0 million of borrowing capacity was available under these agreements.
Long-Term Debt
All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
On November 1, 2024, we issued 5.20 percent Senior Notes due in November 2029 in the aggregate principal amount of $100.0 million. The proceeds received were used to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have semi-annual interest payments due on May 1 and November 1 of each year beginning in 2025.
On November 20, 2023, we issued Senior Notes in the aggregate principal amount of $550.0 million at an average interest rate of 6.54 percent that were used to partially finance our acquisition of FCG. These notes have varying maturity dates of between three and 15 years, and the outstanding principal balance of the notes (net of annual payments on the 6.73 percent notes which begin in 2029) will be due on their respective maturity dates with interest payments payable semiannually until the principal has been paid in full. These Senior Notes have similar covenants and default provisions as our other Senior Notes.
On March 14, 2023, we issued 5.43 percent Senior Notes due in March 2038 in the aggregate principal amount of $80.0 million and used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal amortization payment beginning in the sixth year after the issuance.
Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $450.0 million of short-term debt, as required. At December 31, 2024 and 2023, we had $196.5 million and $179.9 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.06 percent and 5.83 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at December 31, 2024.
In August 2024, we amended and restated our revolving credit agreement, which increased the total borrowing capacity under the Revolver to $450.0 million, including $250.0 million available under the 364-day tranche which now expires in August 2025 and $200.0 million available under the five-year tranche which now expires in August 2029. We may also request increases under the Revolver of up to $50.0 million under the 364-day tranche and up to $100.0 million under the five-year tranche, with the lenders having sole discretion of whether to approve each requested increase. Borrowings under both tranches of the Revolver continue to be subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. The 364-day tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. The five-year tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion.
We also utilize interest rate swaps to manage rate risk under our Revolver. For additional information on interest rate swaps, including swaps currently in place related to our short-term borrowings, see Note 8, Derivative Instruments.
Chesapeake Utilities Corporation 2024 Form 10-K Page 48

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2024, we are in compliance with this covenant.
Our total available credit under the Revolver at December 31, 2024 was $250.0 million. As of December 31, 2024, we had issued $6.9 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.
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
Key statistics regarding our unsecured short-term credit facilities (our Revolver and previous bilateral lines of credit and revolving credit facility) for the years ended December 31, 2024, 2023 and 2022 are as follows:

(dollars in millions)	2024	2023	2022
Average borrowings during the year	$185.7	$130.2	$170.4
Weighted average interest rate for the year	5.67%	5.41%	2.49%
Maximum month-end borrowings	$249.7	$206.5	$225.1
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
(in millions)
Net cash provided by (used in):
Operating activities	$239.4	$203.5	$158.9
Investing activities	(349.9)	(1,111.4)	(136.5)
Financing activities	113.5	906.6	(21.2)
Net increase (decrease) in cash and cash equivalents	3.0	(1.3)	1.2
Cash and cash equivalents—beginning of period	4.9	6.2	5.0
Cash and cash equivalents—end of period	$7.9	$4.9	$6.2
Cash Flows Provided by Operating Activities
Changes in our cash flows from operating activities are attributable primarily to changes in net income, adjusted for non-cash items, such as depreciation and amortization, changes in deferred income taxes, share based compensation expense and changes in working capital. Working capital requirements are determined by a variety of factors, including weather, the prices of natural gas, electricity and propane, the timing of customer collections, payments for purchases of natural gas, electricity and propane, and deferred fuel cost recoveries.
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
During 2024, net cash provided by operating activities was $239.4 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $202.1 million source of cash; and
Chesapeake Utilities Corporation 2024 Form 10-K Page 49

•An increased level of deferred taxes associated largely with incremental tax depreciation from growth investments resulted in a source of cash of $36.4 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $349.9 million during the year ended December 31, 2024, largely driven by $355.3 million for new capital expenditures partially offset by $5.2 million of proceeds from asset sales.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $113.5 million for the year ended December 31, 2024. This source of cash was largely related to:
•A net increase in long-term debt borrowings resulting in a net source of cash of $81.0 million, including $99.5 million from issuances partially offset by long-term repayments of $18.5 million;
•Net proceeds of $72.6 million from the issuance of common stock under the DRIP;
•Net borrowings under the Revolver of $14.1 million; partially offset by
•A $54.2 million use of cash for dividend payments in 2024.

Chesapeake Utilities Corporation 2024 Form 10-K Page 50

CONTRACTUAL OBLIGATIONS
We have the following contractual obligations and other commercial commitments as of December 31, 2024:

	Payments Due by Period
Contractual Obligations	2025	2026-2027	2028-2029	After 2029	Total
(in millions)
Long-term debt (1)	$25.5	$266.3	$293.7	$705.3	$1,290.8
Operating leases (2)	2.6	3.5	2.3	4.1	12.5
Purchase obligations (3)
Transmission capacity	45.1	87.8	59.8	103.0	295.7
Storage capacity	3.4	2.1	0.2	—	5.7
Commodities	34.9	—	—	—	34.9
Electric supply	6.8	13.7	13.7	16.4	50.6
Unfunded benefits (4)	0.3	0.6	0.6	1.1	2.6
Funded benefits (5)	2.2	4.4	4.3	3.5	14.4
Total Contractual Obligations	$120.8	$378.4	$374.6	$833.4	$1,707.2
(1) This represents principal payments on long-term debt. See Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt, for additional information. The expected interest payments on long-term debt are $63.9 million, $118.3 million, $87.7 million and $126.0 million, respectively, for the periods indicated above. Expected interest payments for all periods total $395.9 million.
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
(5) The FPU Pension Plan was in a $3.6 million over funded position at December 31, 2024. The assets funding this plan are in a separate trust and are not considered assets of ours or included in our balance sheets. We do not expect to make payments to the trust funds in 2025. Additional contributions may be required in future years based on the actual return earned by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets. See Item 8, Financial Statements and Supplementary Data, Note 16, Employee Benefit Plans, for further information on the plans. Additionally, the Contractual Obligations table above includes deferred compensation obligations totaling $14.4 million, funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the consolidated balance sheets. We assume a retirement age of 65 for purposes of distribution from this trust.
OFF-BALANCE SHEET ARRANGEMENTS
Our Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2024 was $38.0 million. The aggregate amount guaranteed related to our subsidiaries at December 31, 2024 was approximately $28.4 million with the guarantees expiring on various dates through November 2025. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at December 31, 2024 was $5.2 million.
As of December 31, 2024, we have issued letters of credit totaling approximately $6.9 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through October 2025. There have been no draws on these letters of credit as of December 31, 2024. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 20, Other Commitments and Contingencies in the consolidated financial statements.
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 51

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
Goodwill and Other Intangible Assets
We test goodwill for impairment at least annually in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We generally use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value. The annual impairment testing for 2024, 2023 and 2022 indicated that goodwill was not impaired. At December 31, 2024, our goodwill balance totaled $507.7 million including $460.9 million attributable to the acquisition of FCG. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 4, Acquisitions, and Note 10, Goodwill and Other Intangible Assets, in the consolidated financial statements.
Other Assets Impairment Evaluations
We periodically evaluate whether events or circumstances have occurred which indicate that long-lived assets may not be recoverable. When events or circumstances indicate that an impairment is present, we record an impairment loss equal to the excess of the asset's carrying value over its fair value, if any.
Pension and Other Postretirement Benefits
Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected returns on plan assets, assumed discount rates, the level of contributions made to the plans, and current demographic and actuarial mortality data. The assumed discount rates and the expected returns on plan assets are the assumptions that generally have the most significant impact on the pension costs and liabilities. The assumed discount rates, the assumed health care cost trend rates and the assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 16, Employee Benefit Plans, in the consolidated financial statements, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in certain assumptions, and significant changes in estimates.
Chesapeake Utilities Corporation 2024 Form 10-K Page 52

At December 31, 2024, actuarial assumptions include expected long-term rates of return on plan assets for FPU's pension plan of 6.00 percent and a discount rate of 5.50 percent. The discount rate was determined by management considering high-quality corporate bond rates, such as the Empower curve index and the FTSE Index, changes in those rates from the prior year and other pertinent factors, including the expected lives of the plans and the availability of the lump-sum payment option. A 25 basis point increase or decrease in the discount rate would not have a material impact on our pension and postretirement liabilities and related costs.
Actual changes in the fair value of plan assets and the differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension benefit costs that we ultimately recognize for our funded pension plan. A 25 basis point change in the rate of return would not have a material impact on the funded status of our FPU pension plan and related costs.

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
We can store up to approximately 8.5 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2023 to December 31, 2024:

(in millions)	Balance at December 31, 2023	Increase in Fair Market Value	Less Amounts Settled	Balance at December 31, 2024
Sharp	$(0.4)	$2.0	$(1.0)	$0.6
There were no changes in the methods of valuations during the year ended December 31, 2024.
Chesapeake Utilities Corporation 2024 Form 10-K Page 53

The following is a summary of fair market value of financial derivatives as of December 31, 2024, by method of valuation and by maturity for each fiscal year period.

(in millions)	2025	2026	2027	Total Fair Value
Price based on Mont Belvieu - Sharp	$0.5	$0.1	$—	$0.6
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

Chesapeake Utilities Corporation 2024 Form 10-K Page 54

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chesapeake Utilities Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

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

Chesapeake Utilities Corporation 2024 Form 10-K Page 55

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2007.

Philadelphia, Pennsylvania
February 26, 2025

Chesapeake Utilities Corporation 2024 Form 10-K Page 56

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Income

	For the Year Ended December 31,
	2024	2023	2022
(dollars in millions, shares in thousands (except per share data))
Operating Revenues
Regulated Energy	$583.4	$473.6	$429.4
Unregulated Energy	228.4	223.1	280.8
Other businesses and eliminations	(24.6)	(26.1)	(29.5)
Total operating revenues	787.2	670.6	680.7
Operating Expenses
Natural gas and electricity costs	144.2	140.0	127.2
Propane and natural gas costs	75.6	76.5	133.3
Operations	210.1	178.4	164.5
FCG transaction and transition-related expenses	4.0	10.4	—
Maintenance	22.5	20.4	18.2
Depreciation and amortization	65.7	65.5	69.0
Other taxes	36.9	28.6	25.6
Total operating expenses	559.0	519.8	537.8
Operating Income	228.2	150.8	142.9
Other income, net	2.0	1.4	5.1
Interest charges	68.4	36.9	24.4
Income Before Income Taxes	161.8	115.3	123.6
Income taxes	43.2	28.1	33.8
Net Income	$118.6	$87.2	$89.8

Weighted Average Common Shares Outstanding:
Basic	22,469	18,371	17,722
Diluted	22,531	18,435	17,804
Earnings Per Share of Common Stock:
Basic	$5.28	$4.75	$5.07
Diluted	$5.26	$4.73	$5.04
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2024 Form 10-K Page 57

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2024	2023	2022
(in millions)
Net Income	$118.6	$87.2	$89.8
Other Comprehensive Income (Loss), net of tax:
Employee Benefits net gain (loss), net of tax of $0.1, $0.0, and $0.2, respectively	0.5	(0.1)	0.7
Cash Flow Hedges, net of tax:
Net gain (loss) on commodity contract cash flow hedges, net of tax of $0.6, $(0.5), and $(0.4), respectively	1.4	(1.4)	(0.9)
Reclassifications of net gain on commodity contract cash flow hedges, net of tax of $(0.3), $0.0, and $(1.0), respectively	(0.7)	—	(2.5)
Net gain on interest rate swap cash flow hedges, net of tax of $0.2, $0.2, and $0.0, respectively	0.5	0.5	—
Reclassifications of net gain on interest rate swap cash flow hedges, net of tax of $(0.2), $(0.1), and $0.0, respectively	(0.6)	(0.4)	—
Total Other Comprehensive Income (Loss)	1.1	(1.4)	(2.7)
Comprehensive Income	$119.7	$85.8	$87.1
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2024 Form 10-K Page 58

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Assets	2024	2023
(in millions, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$2,661.8	$2,418.5
Unregulated Energy	463.7	410.8
Other businesses	29.9	30.3
Total property, plant and equipment	3,155.4	2,859.6
Less: Accumulated depreciation and amortization	(567.6)	(516.4)
Plus: Construction work in progress	148.1	113.2
Net property, plant and equipment	2,735.9	2,456.4
Current Assets
Cash and cash equivalents	7.9	4.9
Trade and other receivables	80.0	74.5
Less: Allowance for credit losses	(3.3)	(2.7)
Trade and other receivables, net	76.7	71.8
Accrued revenue	37.8	32.6
Propane inventory, at average cost	8.9	9.3
Other inventory, at average cost	18.0	19.9
Regulatory assets	23.9	19.5
Storage gas prepayments	3.8	4.7
Income taxes receivable	6.8	3.8
Prepaid expenses	17.3	15.4
Derivative assets, at fair value	0.6	1.0
Other current assets	2.6	2.8
Total current assets	204.3	185.7
Deferred Charges and Other Assets
Goodwill	507.7	508.2
Other intangible assets, net	15.0	16.9
Investments, at fair value	14.4	12.3
Derivative assets, at fair value	0.1	—
Operating lease right-of-use assets	10.5	12.4
Regulatory assets	77.4	96.4
Receivables and other deferred charges	11.7	16.4
Total deferred charges and other assets	636.8	662.6
Total Assets	$3,577.0	$3,304.7
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2024 Form 10-K Page 59

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Capitalization and Liabilities	2024	2023
(in millions, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	11.1	10.8
Additional paid-in capital	830.5	749.4
Retained earnings	550.3	488.7
Accumulated other comprehensive loss	(1.7)	(2.8)
Deferred compensation obligation	9.8	9.1
Treasury stock	(9.8)	(9.1)
Total stockholders’ equity	1,390.2	1,246.1
Long-term debt, net of current maturities	1,261.7	1,187.1
Total capitalization	2,651.9	2,433.2
Current Liabilities
Current portion of long-term debt	25.5	18.5
Short-term borrowing	196.5	179.9
Accounts payable	78.3	77.5
Customer deposits and refunds	45.7	46.4
Accrued interest	4.8	7.0
Dividends payable	14.7	13.1
Accrued compensation	23.9	16.5
Regulatory liabilities	16.1	13.7
Derivative liabilities, at fair value	—	0.4
Other accrued liabilities	13.9	13.4
Total current liabilities	419.4	386.4
Deferred Credits and Other Liabilities
Deferred income taxes	296.1	259.1
Regulatory liabilities	184.0	195.3
Environmental liabilities	2.2	2.6
Other pension and benefit costs	13.2	15.3
Derivative liabilities at fair value	0.1	0.9
Operating lease - liabilities	8.7	10.6
Deferred investment tax credits and other liabilities	1.4	1.3
Total deferred credits and other liabilities	505.7	485.1
Environmental and other commitments and contingencies (Notes 19 and 20)
Total Capitalization and Liabilities	$3,577.0	$3,304.7
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2024 Form 10-K Page 60

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022
(in millions)
Operating Activities
Net Income	$118.6	$87.2	$89.8
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	65.7	65.5	69.0
Depreciation and accretion included in operations expenses	15.8	11.9	11.0
Deferred income taxes, net	36.4	3.4	23.7
Realized (loss) on sale of assets/commodity contracts	(4.4)	(0.8)	(7.5)
Unrealized loss (gain) on investments/commodity contracts	(1.8)	(1.9)	1.8
Employee benefits and compensation	—	0.3	(1.1)
Share-based compensation	8.4	7.6	6.4
Other, net	(0.2)	0.2	—
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(10.3)	2.3	(11.2)
Propane inventory, storage gas and other inventory	3.3	0.3	(7.8)
Regulatory assets/liabilities, net	0.2	20.1	(38.6)
Prepaid expenses and other current assets	0.4	18.7	9.1
Accounts payable and other accrued liabilities	0.4	(16.8)	2.7
Income taxes receivable	(2.9)	(1.3)	14.9
Customer deposits and refunds	(0.7)	3.9	0.7
Accrued compensation	7.0	1.5	(1.2)
Accrued interest	(2.2)	3.7	—
Other assets and liabilities, net	5.7	(2.3)	(2.8)
Net cash provided by operating activities	239.4	203.5	158.9
Investing Activities
Property, plant and equipment expenditures	(355.3)	(188.6)	(128.3)
Proceeds from sale of assets	5.2	2.9	3.9
Acquisitions, net of cash acquired	0.6	(925.0)	(11.8)
Environmental expenditures	(0.4)	(0.7)	(0.3)
Net cash used in investing activities	(349.9)	(1,111.4)	(136.5)
Financing Activities
Common stock dividends	(54.2)	(40.0)	(35.2)
Proceeds from issuance of common stock, net of expenses	72.6	366.4	4.5
Tax withholding payments related to net settled stock compensation	(1.5)	(2.5)	(2.8)
Change in cash overdrafts due to outstanding checks	1.5	(0.3)	1.0
Net borrowings (repayments) under line of credit agreements	14.1	(22.5)	(20.6)
Proceeds from issuance of long-term debt	99.5	627.0	49.9
Repayment of long-term debt and finance lease obligation	(18.5)	(21.5)	(18.0)
Net cash provided by (used in) financing activities	113.5	906.6	(21.2)
Net (Decrease) Increase in Cash and Cash Equivalents	3.0	(1.3)	1.2
Cash and Cash Equivalents — Beginning of Period	4.9	6.2	5.0
Cash and Cash Equivalents — End of Period	$7.9	$4.9	$6.2
See Note 7 for Supplemental Cash Flow Disclosures.
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2024 Form 10-K Page 61

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock (1)
(dollars in millions, shares in thousands (except per share data))	Number of Shares (2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2021	17,655	$8.6	$371.2	$393.1	$1.3	$7.2	$(7.2)	$774.2
Net Income	—	—	—	89.8	—	—	—	89.8
Other comprehensive income (loss)	—	—	—	—	(2.7)	—	—	(2.7)
Dividends declared ($2.085 per share)	—	—	—	(37.4)	—	—	—	(37.4)
Issuance under various plans (5)	39	—	5.3	—	—	—	—	5.3
Share-based compensation and tax benefit (3) (4)	47	—	3.5	—	—	—	—	3.5
Treasury stock activities (2)	—	—	—	—	—	(0.1)	0.1	—
Balance at December 31, 2022	17,741	8.6	380.0	445.5	(1.4)	7.1	(7.1)	832.7
Net Income	—	—	—	87.2	—	—	—	87.2
Issuance of common stock in connection with acquisition of FCG	4,439	2.2	364.3	—	—	—	—	366.5
Other comprehensive income (loss)	—	—	—	—	(1.4)	—	—	(1.4)
Dividends declared ($2.305 per share)	—	—	—	(44.0)	—	—	—	(44.0)
Share-based compensation and tax benefit (3) (4)	55	—	5.1	—	—	—	—	5.1
Treasury stock activities (2)	—	—	—	—	—	2.0	(2.0)	—
Balances at December 31, 2023	22,235	10.8	749.4	488.7	(2.8)	9.1	(9.1)	1,246.1
Net Income	—	—	—	118.6	—	—	—	118.6
Other comprehensive income (loss)	—	—	—	—	1.1	—	—	1.1
Dividends declared ($2.510 per share)	—	—	—	(57.0)	—	—	—	(57.0)
Issuance under various plans (5)	627	0.3	74.2	—	—	—	—	74.5
Share-based compensation and tax benefit (3) (4)	37	—	6.9	—	—	—	—	6.9
Treasury stock activities (2)	—	—	—	—	—	0.7	(0.7)	—
Balances at December 31, 2024	22,899	$11.1	$830.5	$550.3	$(1.7)	$9.8	$(9.8)	$1,390.2
(1) 2.0 million shares of preferred stock at $0.01 par value per share have been authorized. No preferred shares have been issued or are outstanding; accordingly, no information has been included in the Consolidated Statements of Stockholders’ Equity.
(2) Includes 114 thousand, 108 thousand and 108 thousand shares at December 31, 2024, 2023 and 2022, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3) Includes amounts for shares issued for directors’ compensation.
(4) The shares issued under the SICP are net of shares withheld for employee taxes. For 2024, 2023 and 2022, we withheld 14 thousand, 20 thousand and 22 thousand shares, respectively, for taxes.
(5) Includes shares issued under the Retirement Savings Plan, DRIP and/or ATM, as applicable.

The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2024 Form 10-K Page 62

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
Our unregulated energy businesses primarily include: (a) propane operations in the Mid-Atlantic region, North Carolina, South Carolina, Virginia and Florida; (b) our unregulated natural gas transmission/supply operation in central and eastern Ohio; (c) our CHP plant in Florida that generates electricity and steam; (d) our subsidiary, based in Florida, that provides CNG, LNG and RNG transportation and pipeline solutions, primarily to utilities and pipelines throughout the United States; and (e) sustainable energy investments including renewable natural gas related investments.
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
Property, Plant and Equipment
Property, plant and equipment are stated at original cost less accumulated depreciation or fair value, if impaired. Costs include direct labor, materials and third-party construction contractor costs, allowance for funds used during construction ("AFUDC"), and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged to expense as incurred, and the costs of major renewals and improvements are capitalized. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of property within the unregulated businesses, the gain or loss, net of salvage value, is charged to income. A summary of property, plant and equipment by classification as of December 31, 2024 and 2023 is provided in the following table:
Chesapeake Utilities Corporation 2024 Form 10-K Page 63

Notes to the Consolidated Financial Statements

	As of December 31,
(in millions)	2024	2023
Property, plant and equipment
Regulated Energy
Natural gas distribution - Delmarva Peninsula and Florida	$1,679.3	$1,486.8
Natural gas transmission - Delmarva Peninsula, Pennsylvania, Ohio and Florida	819.5	788.2
Electric distribution	163.0	143.5
Unregulated Energy
Propane operations – Mid-Atlantic, North Carolina, South Carolina and Florida	201.6	194.9
Natural gas transmission and supply – Ohio	139.2	134.2
Electricity and steam generation	37.4	37.1
Mobile CNG and pipeline solutions	52.8	40.6
Sustainable energy investments, including renewable natural gas related investments	32.7	4.0
Other	29.9	30.3
Total property, plant and equipment	3,155.4	2,859.6
Less: Accumulated depreciation and amortization	(567.6)	(516.4)
Plus: Construction work in progress	148.1	113.2
Net property, plant and equipment	$2,735.9	$2,456.4
Contributions or Advances in Aid of Construction
Customer contributions or advances in aid of construction reduce property, plant and equipment, unless the amounts are refundable to customers. Contributions or advances may be refundable to customers after a number of years based on the amount of revenues generated from the customers or the duration of the service provided to the customers. Refundable contributions or advances are recorded initially as liabilities. Non-refundable contributions reduce property, plant and equipment at the time of such determination. As of December 31, 2024 and 2023, the non-refundable contributions totaled $5.9 million and $4.2 million, respectively.
AFUDC
Some of the additions to our regulated property, plant and equipment include AFUDC, which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects. AFUDC is capitalized in the applicable rate base for rate-making purposes when the completed projects are placed in service. During the year ended December 31, 2024, AFUDC was $1.4 million and was reflected as a reduction of interest expense. For the years ended December 31, 2023 and 2022, AFUDC was not material.
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 64

Notes to the Consolidated Financial Statements
Jointly-owned Pipelines
Property, plant and equipment for our Florida natural gas transmission operation included $28.4 million of jointly owned assets at December 31, 2024, primarily comprised of the 26-mile Callahan intrastate transmission pipeline in Nassau County, Florida jointly-owned with Seacoast Gas Transmission. Peninsula Pipeline's ownership is 50 percent. Direct expenses for the jointly-owned pipeline are included in operating expenses within our consolidated statements of income. Accumulated depreciation for this pipeline totaled $2.8 million and $2.2 million at December 31, 2024 and 2023, respectively.
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
Depreciation and Accretion Included in Operations Expenses
We compute depreciation expense for our regulated operations by applying composite, annual rates, as approved by the respective regulatory bodies. Certain components of depreciation and accretion are reported in operations expenses, rather than as depreciation and amortization expense, in the accompanying consolidated statements of income in accordance with industry practice and regulatory requirements. Depreciation and accretion included in operations expenses consists of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense. For the years ended December 31, 2024, 2023 and 2022, we reported $15.8 million, $11.9 million and $11.0 million, respectively, of depreciation and accretion in operations expenses.
The following table shows the average depreciation rates used for regulated operations during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Natural gas distribution – Delmarva Peninsula (1)	2.1%	2.5%	2.5%
Natural gas distribution – Florida (2) (3)	2.7%	2.2%	2.5%
Natural gas transmission – Delmarva Peninsula	2.7%	2.7%	2.7%
Natural gas transmission – Florida	2.4%	2.4%	2.4%
Natural gas transmission – Ohio (4)	2.3%	5.0%	5.0%
Electric distribution	2.4%	2.4%	2.8%
(1) Average for 2024 includes the impact of the depreciation study that was approved by the Maryland PSC for Maryland and Sandpiper.
(2) Includes the impact of FCG beginning in 2024.
(3) Average for 2023 includes the impact of the depreciation study that was approved by the Florida PSC in connection with the natural gas base rate proceeding.
(4) 2024 rate excludes the impact of cumulative adjustments related to a change in useful lives of certain assets. Such adjustments were not material to the Company's results of operations for the year ended December 31, 2024.
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 65

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
Chesapeake Utilities Corporation 2024 Form 10-K Page 66

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

Chesapeake Utilities Corporation 2024 Form 10-K Page 67

Notes to the Consolidated Financial Statements
The table below illustrates the changes in the balance of our allowance for expected credit losses for the year ended December 31, 2024:

(in millions)
Balance at December 31, 2023	$2.7
Additions:
Provision for credit losses	2.1
Recoveries	0.4
Deductions:
Write offs	(1.9)
Balance at December 31, 2024	$3.3
Inventories
We use the average cost method to value propane, materials and supplies, and other merchandise inventory. If market prices drop below cost, inventory balances that are subject to price risk are adjusted to their net realizable value. There were no lower-of-cost-or-net realizable value adjustment for the years ended December 31, 2024, 2023 or 2022.
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We generally use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value. There were no goodwill impairments recognized during the years ended December 31, 2024, 2023 and 2022. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives.
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 68

Notes to the Consolidated Financial Statements
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
Income Taxes, Investment Tax Credit Adjustments and Tax-Related Contingency
Deferred tax assets and liabilities are recorded for the income tax effect of temporary differences between the financial statement basis and tax basis of assets and liabilities and are measured using the enacted income tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recorded when it is more likely than not that such income tax benefits will be realized. Valuation allowances may be recorded if it is determined that some deferred tax assets will not be realized. Investment tax credits on utility property have been deferred and are allocated to income ratably over the lives of the subject property.
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

Chesapeake Utilities Corporation 2024 Form 10-K Page 69

Notes to the Consolidated Financial Statements
Recently Adopted Accounting Standards

Segment Reporting (ASC 280) - In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures, which modifies required disclosures about a public entity’s reportable segments and addresses requests from investors for more detailed information about a reportable segment’s expenses and a more comprehensive reconciliation of each segment's reported profit or loss. We adopted ASU 2023-07 for our annual financial statements beginning January 1, 2024 and our interim financial statements beginning January 1, 2025. ASU 2023-07 only impacts disclosures, and as a result, did not have an impact on our financial position or results of operations.

Recent Accounting Standards Yet to be Adopted

FASB

Income Taxes (ASC 740) - In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which modifies required income tax disclosures primarily related to an entity's rate reconciliation and information pertaining to income taxes paid. These enhancements have been made to address requests from investors related to transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for our annual financial statements beginning January 1, 2025. ASU 2023-09 only impacts disclosures, and as a result, will not have an impact on our financial position or results of operations.

Income Statement Expense Disaggregation (ASC 220) - In November 2024, the FASB issued ASU 2024-04, Disaggregation of Income Statement Expenses, which require disclosure in the notes to financial statements of specified information about certain costs and expenses. ASU 2024-04 will be effective for our annual financial statements beginning January 1, 2027 and our interim financial statements beginning January 1, 2028. ASU 2024-04 only impacts disclosures, and as a result, will not have an impact on our financial position or results of operations.

SEC

Climate-Related Disclosures - In March 2024, the SEC issued a final rule that requires a public entity to provide disclosures surrounding material Scope 1 and Scope 2 emissions, climate-related risks and the material impact of those risks and material climate targets and goals. In April 2024, the SEC issued a stay on the final rule as a result of various petitions being filed and sought review of the final ruling in multiple courts of appeals. At this time, it is uncertain as to when the review will be completed, the final outcome of the review, and the timing of required disclosure.

3. EARNINGS PER SHARE
The following table presents the calculation of our basic and diluted earnings per share:

	For the Year Ended December 31,
	2024	2023	2022
(dollars in millions, shares in thousands (except per share data))
Calculation of Basic Earnings Per Share:
Net Income	$118.6	$87.2	$89.8
Weighted average shares outstanding (1)	22,469	18,371	17,722
Basic Earnings Per Share	$5.28	$4.75	$5.07

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted average shares outstanding — Basic (1)	22,469	18,371	17,722
Effect of dilutive securities — Share-based compensation	62	64	82
Adjusted denominator — Diluted (1)	22,531	18,435	17,804
Diluted Earnings Per Share	$5.26	$4.73	$5.04
(1) 2023 and 2024 weighted average shares reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 4 and 15 for additional details on the acquisition and related equity offering.

Chesapeake Utilities Corporation 2024 Form 10-K Page 70

Notes to the Consolidated Financial Statements

4. ACQUISITIONS
Acquisition of Florida City Gas
On November 30, 2023, we completed the acquisition of FCG for $922.8 million in cash, including working capital adjustments as defined in the agreement that were settled during the first quarter of 2024, pursuant to the stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment.
FCG serves approximately 123,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,982 miles of distribution mains and 80 miles of transmission pipe.
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
The excess of the purchase price for FCG over the fair value of the assets acquired and liabilities assumed was reflected as goodwill within the Regulated Energy segment. Goodwill resulting from the acquisition is largely attributable to expansion opportunities provided within our existing regulated operations in Florida, including planned customer growth and growth in rate base through continued investment in our utility infrastructure, as well as natural gas transmission infrastructure supporting the distribution operations. The goodwill recognized in connection with the acquisition of FCG is deductible for income tax purposes.
The components of the purchase price allocation are as follows:

(in millions)
Assets acquired:	Acquisition Date Fair Value
Cash	$2.3
Accounts receivable, net	14.1
Regulatory assets - current	3.0
Other current assets	2.0
Property, plant and equipment	454.4
Goodwill	460.9
Regulatory assets - non-current	3.4
Other deferred charges and other assets	18.3
Total assets acquired	958.4

Liabilities assumed:
Current liabilities	(20.9)
Regulatory liabilities	(14.1)
Other deferred credits and other liabilities	(0.6)
Total liabilities assumed	(35.6)

Net purchase price	$922.8
Direct transaction and transition-related costs of $10.4 million associated with the FCG acquisition are reflected in “FCG transaction and transition-related expenses” on our consolidated statement of income for the year ended December 31, 2023. In addition, interest charges included $4.1 million related to fees and expenses associated with the Bridge Facility, which was terminated without any funds drawn, for the year ended December 31, 2023. Other transaction costs of $15.9 million related primarily to the debt and equity financings executed in connection with the acquisition, were deferred on the consolidated balance sheet or recorded in equity as an offset to proceeds received, as appropriate, as of December 31, 2023.
For the year ended December 31, 2024, the Company’s consolidated results include $140.3 million of operating revenue and net income of $13.5 million attributable to FCG which includes $4.0 million of transaction and transition-related expenses. For
Chesapeake Utilities Corporation 2024 Form 10-K Page 71

Notes to the Consolidated Financial Statements
the period from the acquisition date through December 31, 2023, the Company’s consolidated results include $12.1 million of operating revenue and a $3.3 million net loss attributable to FCG which includes $7.5 million of the transaction and transition-related expenses described above.

Acquisition of J.T. Lee and Son's
In December 2023, Sharp acquired the propane operating assets of J.T. Lee and Son's in Cape Fear, North Carolina for $3.9 million. In connection with this acquisition, we recorded a $0.3 million liability which was subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. Upon the expiration of the first anniversary of the transaction, this liability was settled. Through this acquisition, we expanded our operating footprint further in North Carolina, where customers are served by Diversified Energy. Sharp added approximately 3,000 customers and distribution of approximately 800,000 gallons of propane annually. The transaction also includes a bulk plant with 60,000 gallons of propane storage, enabling the Company to realize efficiencies with additional storage capacity and overlapping delivery territories.
In connection with this acquisition, we recorded $2.7 million in property plant and equipment, $0.9 million in goodwill, $0.2 million in working capital, and less than $0.1 million in intangible assets associated primarily with non-compete agreements, all of which are deductible for income tax purposes. The financial results associated with this acquisition are included within our propane distribution operations within our Unregulated Energy segment. The operating revenues and net income of this acquisition were not material to our consolidated results for the years ended December 31, 2024 and 2023.
5. REVENUE RECOGNITION
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display revenue by major source based on product and service type for the years ended December 31, 2024, 2023 and 2022:
Chesapeake Utilities Corporation 2024 Form 10-K Page 72

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$76.9	$—	$—	$76.9
Florida Natural Gas distribution	170.3	—	—	170.3
Florida City Gas	140.3	—	—	140.3
FPU electric distribution	92.6	—	—	92.6
Maryland natural gas division	24.6	—	—	24.6
Sandpiper natural gas/propane operations	20.0	—	—	20.0
Elkton Gas	7.3	—	—	7.3
Total energy distribution	532.0	—	—	532.0

Energy transmission
Aspire Energy	—	35.2	—	35.2
Aspire Energy Express	1.5	—	—	1.5
Eastern Shore	81.7	—	—	81.7
Peninsula Pipeline	34.5	—	—	34.5
Total energy transmission	117.7	35.2	—	152.9

Energy generation
Eight Flags	—	18.0	—	18.0

Propane operations
Propane distribution operations	—	157.9	—	157.9

CNG / RNG
Marlin Gas Services	—	16.6	—	16.6
Other RNG		1.0		1.0
Total CNG / RNG Services	—	17.6	—	17.6

Other and eliminations
Eliminations	(66.3)	(0.3)	(24.8)	(91.4)
Other	—		0.2	0.2
Total other and eliminations	(66.3)	(0.3)	(24.6)	(91.2)

Total operating revenues (1)	$583.4	$228.4	$(24.6)	$787.2

(1) Total operating revenues for the year ended December 31, 2024, include other revenue (revenues from sources other than contracts with customers) of $1.6 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.
Chesapeake Utilities Corporation 2024 Form 10-K Page 73

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2023
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$83.9	$—	$—	$83.9
Florida Natural Gas distribution	168.4	—	—	168.4
Florida City Gas (1)	12.1	—	—	12.1
FPU electric distribution	99.5	—	—	99.5
Maryland natural gas division	28.1	—	—	28.1
Sandpiper natural gas/propane operations	20.2	—	—	20.2
Elkton Gas	8.8	—	—	8.8
Total energy distribution	421.0	—	—	421.0

Energy transmission
Aspire Energy	—	37.1	—	37.1
Aspire Energy Express	1.5	—	—	1.5
Eastern Shore	79.9	—	—	79.9
Peninsula Pipeline	30.4	—	—	30.4
Total energy transmission	111.8	37.1	—	148.9

Energy generation
Eight Flags	—	19.2	—	19.2

Propane operations
Propane distribution operations	—	154.7	—	154.7

Compressed Natural Gas Services
Marlin Gas Services	—	12.3	—	12.3

Other and eliminations
Eliminations	(59.2)	(0.2)	(26.3)	(85.7)
Other	—	—	0.2	0.2
Total other and eliminations	(59.2)	(0.2)	(26.1)	(85.5)

Total operating revenues (2)	$473.6	$223.1	$(26.1)	$670.6

(1) Operating revenues for FCG include amounts from the acquisition date through December 31, 2023. For additional information on FCG's results, see Note 4, Acquisitions, and discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Total operating revenues for the year ended December 31, 2023, include other revenue (revenues from sources other than contracts with customers) of $1.2 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.

Chesapeake Utilities Corporation 2024 Form 10-K Page 74

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2022
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$82.2	$—	$—	$82.2
Florida Natural Gas distribution	155.9	—	—	155.9
FPU electric distribution	81.7	—	—	81.7
Maryland natural gas division	26.6	—	—	26.6
Sandpiper natural gas/propane operations	21.3	—	—	21.3
Elkton Gas	9.2	—	—	9.2
Total energy distribution	376.9	—	—	376.9

Energy transmission
Aspire Energy	—	56.2	—	56.2
Aspire Energy Express	1.4	—	—	1.4
Eastern Shore	78.6	—	—	78.6
Peninsula Pipeline	27.3	—	—	27.3
Total energy transmission	107.3	56.2	—	163.5

Energy generation
Eight Flags	—	25.3	—	25.3

Propane operations
Propane distribution operations	—	188.4	—	188.4

Compressed Natural Gas Services
Marlin Gas Services	—	11.2	—	11.2

Other and eliminations
Eliminations	(54.8)	(0.3)	(29.8)	(84.9)
Other	—	—	0.3	0.3
Total other and eliminations	(54.8)	(0.3)	(29.5)	(84.6)

Total operating revenues (1)	$429.4	$280.8	$(29.5)	$680.7
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 75

Notes to the Consolidated Financial Statements
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
Aspire Energy Express is engaged in natural gas intrastate transmission in the State of Ohio. We currently serve the Guernsey Power Station and our performance obligation is satisfied over time as the natural gas is transported to the plant. We recognize revenue based on rates approved by the Ohio PSC and the capacity used or reserved. We accrue unbilled revenues for transportation services provided and not yet billed at the end of an accounting period.
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
Marlin Gas Services provides mobile CNG and pipeline solutions primarily to utilities and pipelines. Marlin Gas Services provides temporary hold services, pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. Marlin Gas Services continues to actively expand the territories it serves, as well as leveraging its fleet of equipment and patented technologies to also serve LNG and RNG market needs. Marlin Gas Services' performance obligations are comprised of the compression of natural gas, mobilization of CNG equipment, utilization of equipment and on-site CNG support. Our performance obligations for the compression of natural gas, utilization of mobile CNG equipment and for the on-site CNG staff support are satisfied over time when the natural gas is compressed, equipment is utilized or as our staff provide support services to our customers. Our performance obligation for the mobilization of CNG equipment is satisfied at a point-in-time when the equipment is delivered to the customer project location. We recognize revenue for CNG services at the end of each calendar month for services provided during the month based on agreed upon rates for equipment utilized, costs incurred for natural gas compression, miles driven, mobilization and demobilization fees.

Chesapeake Utilities Corporation 2024 Form 10-K Page 76

Notes to the Consolidated Financial Statements
Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables and customer advances (contract liabilities) in our consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2024 and 2023 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Noncurrent)	Contract Liabilities (Current)
(in millions)
Balance at 12/31/2023	$67.7	$—	$3.5	$1.0
Balance at 12/31/2024	66.2	—	3.0	1.2
Increase (decrease)	$(1.5)	$—	$(0.5)	$0.2

Our trade receivables are included in trade and other receivables in the consolidated balance sheets. Our non-current contract assets are included in receivables and other deferred charges in the consolidated balance sheets and relate to operations and maintenance costs incurred by Eight Flags that have not yet been recovered through rates for the sale of electricity to our electric distribution operation pursuant to a long-term service agreement.
At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the years ended December 31, 2024 and 2023, the amount of contract liabilities recognized in revenue were not material.
Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations at December 31, 2024 are expected to be recognized as follows:

(in millions)	2025	2026	2027	2028	2029	2030 and thereafter
Eastern Shore and Peninsula Pipeline	$37.5	$34.5	$30.8	$28.6	$26.3	$130.6
Natural gas distribution operations	11.7	11.5	10.0	10.0	10.0	33.6
FPU electric distribution	0.7	0.4	0.4	0.4	—	—
Total revenue contracts with remaining performance obligations	$49.9	$46.4	$41.2	$39.0	$36.3	$164.2

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
•Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane distribution operations, mobile compressed natural gas distribution and pipeline solutions operations, and sustainable energy investments including renewable natural gas related investments. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services.
Chesapeake Utilities Corporation 2024 Form 10-K Page 77

Notes to the Consolidated Financial Statements
The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to the Company, as well as certain corporate costs not allocated to other operations.
The following tables present information about our reportable segments:

	For the Year Ended December 31,
	2024				2023
(in millions)	Regulated	Unregulated	Other and Eliminations (1)	Total	Regulated	Unregulated	Other and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$578.3	$208.9	$0.2	$787.4	$471.6	$199.0	$0.2	$670.8
Intersegment revenues (2)	5.1	19.5	(24.8)	(0.2)	2.0	24.1	(26.3)	(0.2)
	583.4	228.4	(24.6)	787.2	473.6	223.1	(26.1)	670.6
Less:
Natural gas, propane and electric costs	144.2	100.2	(24.6)	219.8	140.0	102.5	(26.0)	216.5
Operations and maintenance expenses	158.5	74.4	(0.3)	232.6	125.3	73.8	(0.3)	198.8
Depreciation and amortization	48.8	16.9	—	65.7	48.2	17.3	—	65.5
Other segment items (3)	35.7	5.2	—	40.9	33.9	5.1	—	39.0
Segment operating income	$196.2	$31.7	$0.3	$228.2	$126.2	$24.4	$0.2	$150.8
Other income, net				2.0				1.4
Interest charges				68.4				36.9
Income before income taxes				161.8				115.3
Income taxes				43.2				28.1
Net Income				$118.6				$87.2

Capital expenditures (4)	$320.2	$33.9	$1.7	$355.8	$1,095.9	$40.3	$1.8	$1,138.0
(1) Other revenues and other operating income (loss) amounts are attributable to eliminations and unregulated subsidiaries that own real estate leased to the Company.
(2) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.
(3) Other segment items for each reportable segment include: Regulated - Other taxes and transaction and transition costs related to the acquisition and integration of FCG; Unregulated - Other taxes.
(4) Regulated capital expenditures in 2023 include our acquisition of FCG for $922.8 million. See Note 4 for additional details.

	For the Year Ended December 31, 2022
(in millions)	Regulated	Unregulated	Other and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$422.9	$257.8	$0.3	$681.0
Intersegment revenues (2)	6.5	23.0	(29.8)	(0.3)
	429.4	280.8	(29.5)	680.7
Less:
Natural gas, propane and electric costs	127.2	162.7	(29.4)	260.5
Operations and maintenance expenses	113.0	70.0	(0.3)	182.7
Depreciation and amortization	52.7	16.3	—	69.0
Other segment items (3)	21.2	4.3	0.1	25.6
Segment operating income	$115.3	$27.5	$0.1	$142.9
Other income, net				5.1
Interest charges				24.4
Income before income taxes				123.6
Income taxes				33.8
Net Income				$89.8

Capital expenditures	$97.6	$40.8	$2.4	$140.8
(1) Other revenues and other operating income (loss) amounts are attributable to eliminations and unregulated subsidiaries that own real estate leased to the Company.
Chesapeake Utilities Corporation 2024 Form 10-K Page 78

Notes to the Consolidated Financial Statements
(2) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.
(3) Other segment items for each reportable segment include: Regulated - Other taxes; Unregulated - Other taxes.

	As of December 31,
(in millions)	2024	2023
Identifiable Assets
Regulated Energy segment	$3,042.9	$2,781.6
Unregulated Energy segment	486.4	477.4
Other businesses and eliminations	47.7	45.7
Total identifiable assets	$3,577.0	$3,304.7
7. SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest and income taxes during the years ended December 31, 2024, 2023, and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
(in millions)
Cash paid for interest	$73.0	$30.5	$24.3
Cash (received) paid for income taxes, net of refunds	$9.4	$21.9	$(5.0)
Non-cash investing and financing activities during the years ended December 31, 2024, 2023, and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
(in millions)
Capital property and equipment acquired on account, but not paid for as of December 31,	$34.0	$33.3	$13.2
Common stock issued for the Retirement Savings Plan	$1.2	$—	$—
Common stock issued under the SICP	$4.9	$3.7	$2.9

8. DERIVATIVE INSTRUMENTS
We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of December 31, 2024 and 2023, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
Volume of Derivative Activity
As of December 31, 2024, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest expiration date of hedge
Sharp	Propane (gallons)	Purchases	10.8	Cash flow hedges	March 2027
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive or pay the difference between (i) the index prices (Mont Belvieu prices in December 2024 through March 2027) and (ii) the per gallon propane contracted prices, to the extent the index prices deviate from the contracted prices. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap
Chesapeake Utilities Corporation 2024 Form 10-K Page 79

Notes to the Consolidated Financial Statements
agreements is initially recorded as a component of accumulated other comprehensive income (loss) and later recognized in our consolidated statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $0.5 million of unrealized gains related to our propane derivatives from accumulated other comprehensive income (loss) to earnings during the next 12-month period.
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
We designate and account for interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are initially recorded as a component of accumulated other comprehensive income (loss). As the interest rate swap settles, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.
Broker Margin
Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the consolidated balance sheets which had a balance of $1.9 million and $2.1 million as of December 31, 2024 and December 31, 2023, respectively.
Financial Statements Presentation
The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of December 31, 2024 and 2023 are as follows:

	Derivative Assets
		Fair Value as of
(in millions)	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$0.6	$0.7
Interest rate swap agreements	Derivative assets, at fair value	0.1	0.3
Total Derivative Assets (1)		$0.7	$1.0
 (1) Derivative assets, at fair value included $0.6 million and $1.0 million in current assets in the consolidated balance sheets at December 31, 2024 and 2023, respectively, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value as of
(in millions)	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$—	$1.1
Interest rate swap agreements	Derivative liabilities, at fair value	0.1	0.2
Total Derivative Liabilities (1)		$0.1	$1.3
(1) There were no current derivative liabilities at December 31, 2024. At December 31, 2023, current derivative liabilities amounted to $0.4 million with the remainder of the balance classified as long-term.
Chesapeake Utilities Corporation 2024 Form 10-K Page 80

Notes to the Consolidated Financial Statements
The effects of gains and losses from derivative instruments and their location in the consolidated statements of income are as follows:

	Amount of Gain (Loss) on Derivatives:
	Location of Gain (Loss) on Derivatives	For the Year Ended December 31,
(in millions)		2024	2023	2022
Derivatives not designated as hedging instruments
Propane swap agreements	Propane and natural gas costs	$—	$—	$0.1
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	(0.3)	1.2	(0.4)
Propane swap agreements	Propane and natural gas costs	1.3	(1.1)	3.8
Interest rate swap agreements	Interest expense	0.8	0.5	—
Total		$1.8	$0.6	$3.5

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
Chesapeake Utilities Corporation 2024 Form 10-K Page 81

Notes to the Consolidated Financial Statements
Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of December 31, 2024 and 2023, respectively:

		Fair Value Measurements Using:
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—equity securities	$—	$—	$—	$—
Investments—guaranteed income fund	1.1	—	—	1.1
Investments—mutual funds and other	13.3	13.3	—	—
Total investments	14.4	13.3	—	1.1
Derivative assets	0.7	—	0.7	—
Total assets	$15.1	$13.3	$0.7	$1.1
Liabilities:
Derivative liabilities	$0.1	$—	$0.1	$—

		Fair Value Measurements Using:
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—equity securities	$—	$—	$—	$—
Investments—guaranteed income fund	1.5	—	—	1.5
Investments—mutual funds and other	10.8	10.8	—	—
Total investments	12.3	10.8	—	1.5
Derivative assets	1.0	—	1.0	—
Total assets	$13.3	$10.8	$1.0	$1.5
Liabilities:
Derivative liabilities	$1.3	$—	$1.3	$—

The changes in the fair value of our Level 3 investments for the years ended December 31, 2024 and 2023 were not material. Investment income from our Level 3 investments is reflected in other income (expense), net in the consolidated statements of income.
At December 31, 2024 and 2023, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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

Chesapeake Utilities Corporation 2024 Form 10-K Page 82

Notes to the Consolidated Financial Statements
At December 31, 2024, long-term debt, which includes the current maturities but excludes debt issuance cost, had a carrying value of $1.3 billion, compared to the estimated fair value of $1.2 billion. At December 31, 2023, long-term debt, which includes the current maturities but excludes debt issuance costs, had both a carrying value and estimated fair value of $1.2 billion. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.
See Note 16, Employee Benefit Plans, for fair value measurement information related to our pension plan assets.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill as of December 31, 2024 and 2023 was as follows:

(in millions)	Regulated Energy	Unregulated Energy	Total Goodwill
Balance at December 31, 2023	$468.7	$39.5	$508.2
Reductions (1)	(0.4)	(0.1)	(0.5)
Balance at December 31, 2024	$468.3	$39.4	$507.7
(1) Adjustments to goodwill in our Regulated Energy segment attributable to purchase accounting adjustments related to our acquisition of FCG in November 2023. Adjustments in the Unregulated Energy segment relate to the sale of certain assets in our propane distribution business during 2024. See Note 4 for additional details.

There were no goodwill impairments recognized during the three-year period ended December 31, 2024.
The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$17.0	$8.2	$17.0	$7.1
Non-Compete agreements	3.1	2.3	3.1	1.9
Patents (1)	6.6	1.2	6.6	0.9
Other	0.3	0.3	0.3	0.2
Total	$27.0	$12.0	$27.0	$10.1
(1) Includes amounts related to patented technology developed by Marlin Gas Services and the acquisition of Planet Found.
The customer relationships, non-compete agreements, patents and other intangible assets acquired in the purchases of the operating assets of several companies are being amortized over a weighted average of 14 years. Amortization expense of intangible assets for the year ended December 31, 2024, 2023 and 2022 was $1.9 million, $1.8 million and $1.5 million, respectively. Amortization expense of intangible assets is expected to be $1.8 million for 2025, $1.6 million for 2026, $1.5 million for 2027 and $1.3 million for 2028 through 2029.

11. INCOME TAXES
We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. State income tax returns are filed on a separate company basis in most states where we have operations and/or are required to file. Our state returns for tax years after 2017 are subject to examination. At December 31, 2024, the 2015 through 2019 federal income tax returns are no longer under examination.
For state income tax purposes, we had NOL in various states of $99.3 million and $72.9 million as of December 31, 2024 and 2023, respectively, almost all of which will expire in 2040. Excluding NOL from discontinued operations, we have recorded deferred tax assets of $1.1 million and $1.8 million related to state NOL carry-forwards at December 31, 2024 and 2023,
Chesapeake Utilities Corporation 2024 Form 10-K Page 83

Notes to the Consolidated Financial Statements
respectively. We have not recorded a valuation allowance to reduce the future benefit of the tax NOL because we believe they will be fully utilized.
Tax Law Changes
In December 2017, the TCJA was signed into law. Substantially all of the provisions of the TCJA were effective for taxable years beginning on or after January 1, 2018. The provisions that significantly impacted us include the reduction of the corporate federal income tax rate from 35 percent to 21 percent. Our federal income tax expense for periods beginning on January 1, 2018 are based on the new federal corporate income tax rate. The TCJA included changes to the Internal Revenue Code, which materially impacted our 2017 financial statements. ASC 740, Income Taxes, requires recognition of the effects of changes in tax laws in the period in which the law is enacted. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. During 2018, we completed the assessment of the impact of accounting for certain effects of the TCJA. At the date of enactment in 2017, we re-measured deferred income taxes based upon the new corporate tax rate. See Note 18, Rates and Other Regulatory Activities, for further discussion of the TCJA's impact on our regulated businesses.
The following tables provide: (a) the components of income tax expense in 2024, 2023, and 2022; (b) the reconciliation between the statutory federal income tax rate and the Company's effective income tax rate for 2024, 2023, and 2022; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023	2022
(in millions)
Current Income Tax Expense
Federal	$3.7	$14.7	$8.3
State	2.7	5.5	1.9
Other	(0.4)	—	—
Total current income tax expense	6.0	20.2	10.2
Deferred Income Tax Expense (1)
Property, plant and equipment	33.2	17.8	15.0
Amortization of FCG goodwill	7.8	—	—
Deferred gas costs	(1.0)	(7.7)	8.9
Pensions and other employee benefits	(0.3)	(1.0)	1.1
Net operating loss carryforwards	(2.5)	(0.4)	—
Other	—	(0.8)	(1.4)
Total deferred income tax expense	37.2	7.9	23.6
Total Income Tax Expense	$43.2	$28.1	$33.8
(1) Includes $7.9 million, less than $0.1 million, and $7.8 million of deferred state income taxes for the years 2024, 2023, and 2022, respectively.

	For the Year Ended December 31,
	2024	2023	2022
(in millions)
Reconciliation of Effective Income Tax Rates
Federal income tax expense (1)	$34.0	$24.2	$26.0
State income taxes, net of federal benefit (2)	8.4	4.4	7.7
Other	0.8	(0.5)	0.1
Total Income Tax Expense	$43.2	$28.1	$33.8
Effective Income Tax Rate	26.71%	24.35%	27.34%
(1) Federal income taxes were calculated at 21 percent for 2024, 2023, and 2022.
(2) 2023 includes the impact of the one-time benefit associated with the reduction in the Pennsylvania state tax rate. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for an additional information.

Chesapeake Utilities Corporation 2024 Form 10-K Page 84

Notes to the Consolidated Financial Statements

	As of December 31,
	2024	2023
(in millions)
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$289.7	$252.1
Acquisition adjustment	5.2	5.6
Deferred gas costs	2.5	3.6
Natural gas conversion costs	4.6	4.8
Storm reserve liability	5.8	5.8
Intangible assets	6.4	—
Other	8.4	9.7
Total deferred income tax liabilities	322.6	281.6
Deferred income tax assets:
Pension and other employee benefits	5.1	5.0
Net operating loss carryforwards	1.1	1.8
Accrued expenses	4.0	3.3
Regulatory asset	6.0	4.1
Intangible assets	—	2.8
Other	10.3	5.5
Total deferred income tax assets	26.5	22.5
Deferred Income Taxes	$296.1	$259.1

Chesapeake Utilities Corporation 2024 Form 10-K Page 85

Notes to the Consolidated Financial Statements
12. LONG-TERM DEBT
Our outstanding long-term debt is shown below:

	As of December 31,
(in millions)	2024	2023
Uncollateralized senior notes:
5.68% notes, due June 2026	$5.8	$8.7
6.39% notes, due December 2026	100.0	100.0
6.44% notes, due December 2027	100.0	100.0
6.43% notes, due May 2028	2.8	3.5
3.73% notes, due December 2028	8.0	10.0
6.45% notes, due December 2028	100.0	100.0
3.88% notes, due May 2029	25.0	30.0
5.20% notes, due October 2029	100.0	—
6.62% notes, due December 2030	100.0	100.0
3.25% notes, due April 2032	52.5	59.5
6.71% notes, due December 2033	100.0	100.0
2.98% notes, due December 2034	70.0	70.0
3.00% notes, due July 2035	50.0	50.0
2.96% notes, due August 2035	40.0	40.0
2.49% notes, due January 2037	50.0	50.0
5.43% notes, due March 2038	80.0	80.0
3.48% notes, due May 2038	50.0	50.0
3.58% notes, due November 2038	50.0	50.0
6.73% notes, due December 2038	50.0	50.0
3.98% notes, due August 2039	100.0	100.0
2.95% notes, due March 2042	50.0	50.0
Equipment security note
2.46% note, due September 2031	6.7	7.6
Less: debt issuance costs	(3.6)	(3.7)
Total long-term debt	1,287.2	1,205.6
Less: current maturities	(25.5)	(18.5)
Total long-term debt, net of current maturities	$1,261.7	$1,187.1
Terms of the Senior Notes
All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Senior Notes
On November 1, 2024, we issued 5.20 percent Senior Notes due in November 2029 in the aggregate principal amount of $100.0 million. The proceeds received were used to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have semi-annual interest payments due on May 1 and November 1 of each year beginning in 2025.
On November 20, 2023, we issued Senior Notes in the aggregate principal amount of $550.0 million at an average interest rate of 6.54 percent that were used to partially finance our acquisition of FCG. These notes have varying maturity dates of between three and 15 years, and the outstanding principal balance of the notes (net of annual payments on the 6.73 percent notes which begin in 2029) will be due on their respective maturity dates with interest payments payable semiannually until the principal has been paid in full. These Senior Notes have similar covenants and default provisions as our other Senior Notes.
Chesapeake Utilities Corporation 2024 Form 10-K Page 86

Notes to the Consolidated Financial Statements
On March 14, 2023, we issued 5.43 percent Senior Notes due in March 2038 in the aggregate principal amount of $80.0 million and used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal amortization payment beginning in the sixth year after the issuance.
Annual Maturities
Annual maturities and principal repayments of long-term debt are as follows:

Year	2025	2026	2027	2028	2029	Thereafter	Total
(in millions)
Payments	$25.5	$134.6	$131.7	$136.7	$157.0	$705.3	$1,290.8
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026, however neither of such lenders have any obligation to purchase debt thereunder. At December 31, 2024, a total of $255.0 million of borrowing capacity was available under these agreements.

13. SHORT-TERM BORROWINGS
As of December 31, 2024, we are authorized by our Board of Directors to borrow up to $450.0 million of short-term debt, as required. At December 31, 2024 and 2023, we had $196.5 million and $179.9 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.06 percent and 5.83 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at December 31, 2024.
In August 2024, we amended and restated our revolving credit agreement, which increased the total borrowing capacity under the Revolver to $450.0 million, including $250.0 million available under the 364-day tranche which now expires in August 2025 and $200.0 million available under the five-year tranche which now expires in August 2029. We may also request increases under the Revolver of up to $50.0 million under the 364-day tranche and up to $100.0 million under the five-year tranche, with the lenders having sole discretion of whether to approve each requested increase. Borrowings under both tranches of the Revolver continue to be subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. The 364-day tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. The five-year tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion.
We also utilize interest rate swaps to manage rate risk under our Revolver. For additional information on interest rate swaps, including swaps currently in place related to our short-term borrowings, see Note 8, Derivative Instruments.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2024, we are in compliance with this covenant.
Our total available credit under the Revolver at December 31, 2024 was $250.0 million. As of December 31, 2024, we had issued $6.9 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 87

Notes to the Consolidated Financial Statements
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
Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at December 31, 2024, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of December 31, 2024, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Year Ended December 31,
(in millions)	Classification	2024	2023	2022
Operating lease cost (1)	Operations expense	$3.0	$3.0	$2.9
(1) Includes short-term leases and variable lease costs, which are not material.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our consolidated balance sheets at December 31, 2024 and 2023:

(in millions)	Balance sheet classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$10.5	$12.4
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2.4	$2.4
Noncurrent
Operating lease liabilities	Operating lease - liabilities	8.7	10.6
Total lease liabilities		$11.1	$13.0

The following table presents our weighted-average remaining lease term and weighted-average discount rate for our operating leases at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	7.7	8.1
Weighted-average discount rate
Operating leases	3.5%	3.5%
The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our consolidated statements of cash flows at December 31, 2024, 2023 and 2022:
Chesapeake Utilities Corporation 2024 Form 10-K Page 88

Notes to the Consolidated Financial Statements

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating cash flows from operating leases	$2.9	$2.9	$2.9
The following table presents the future undiscounted maturities of our operating and financing leases at December 31, 2024 and for each of the next five years and thereafter:

(in millions)	Operating Leases (1)
2025	$2.6
2026	1.9
2027	1.6
2028	1.2
2029	1.1
Thereafter	4.1
Total lease payments	12.5
Less: Interest	(1.4)
Present value of lease liabilities	$11.1
(1) Operating lease payments include $2.0 million related to options to extend lease terms that are reasonably certain of being exercised.

15. STOCKHOLDERS' EQUITY
Common Stock Issuances
In November 2023, in connection with our acquisition of FCG, we completed an overnight offering resulting in the issuance of 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.
We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and other plans. Depending on our capital needs and subject to market conditions, we may issue additional shares under the direct stock purchase component of the DRIP in addition to other possible debt and equity offerings. For the year ended December 31, 2024, we received net proceeds of $72.5 million associated with shares issued under the direct stock purchase and waiver components of the DRIP. There were no issuances under the DRIP in 2023. In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million. This current ATM program is active through November 2027 and there were no issuances under the program in 2024. Our previous ATM equity program, which allowed us to issue and sell shares of our common stock up to an aggregate offering price of $75.0 million, expired in June 2023.
Accumulated Other Comprehensive Income (Loss)
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balances of accumulated other comprehensive income (loss) components for the years ended December 31, 2024 and 2023. All amounts in the following tables are presented net of tax.
Chesapeake Utilities Corporation 2024 Form 10-K Page 89

Notes to the Consolidated Financial Statements

	Defined Benefit Pension and Postretirement Plan Items	Commodity Contract Cash Flow Hedges	Interest Rate Swap Cash Flow Hedges	Total
(in millions)
As of December 31, 2022	$(2.5)	$1.1	$—	$(1.4)
Other comprehensive income (loss) before reclassifications	(0.1)	(1.4)	0.5	(1.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.4)	(0.4)
Net current-period other comprehensive income (loss)	(0.1)	(1.4)	0.1	(1.4)
As of December 31, 2023	(2.6)	(0.3)	0.1	(2.8)
Other comprehensive income (loss) before reclassifications	0.5	1.4	0.5	2.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.7)	(0.6)	(1.3)
Net current-period other comprehensive income (loss)	0.5	0.7	(0.1)	1.1
As of December 31, 2024	$(2.1)	$0.4	$—	$(1.7)
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
Defined Benefit Pension Plans
At December 31, 2024 we sponsored two defined benefit pension plans: the FPU Pension Plan and the Chesapeake Supplemental Executive Retirement Plan ("SERP").
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
The unfunded liability for all plans at both December 31, 2024 and 2023, is included in the other pension and benefit costs liability in our consolidated balance sheets.
Chesapeake Utilities Corporation 2024 Form 10-K Page 90

Notes to the Consolidated Financial Statements
The following schedules set forth the funded status at December 31, 2024 and 2023 and the net periodic cost (benefit) for the years ended December 31, 2024, 2023 and 2022 for the FPU Pension Plan and the Chesapeake SERP:

	FPU Pension Plan		Chesapeake SERP
	2024	2023	2024	2023
(in millions)
Change in benefit obligation:
Benefit obligation — beginning of year	$49.7	$49.9	$1.6	$1.7
Interest cost	2.4	2.5	0.1	0.1
Actuarial (gain) loss	(2.0)	0.5	—	—
Benefits paid	(4.6)	(3.2)	(0.2)	(0.2)
Benefit obligation — end of year	45.5	49.7	1.5	1.6
Change in plan assets:
Fair value of plan assets — beginning of year	49.5	46.2	—	—
Actual return on plan assets	4.2	6.5	—	—
Employer contributions	—	—	0.2	0.2
Benefits paid	(4.6)	(3.2)	(0.2)	(0.2)
Fair value of plan assets — end of year	49.1	49.5	—	—

Accrued pension funded status	$3.6	$(0.2)	$(1.5)	$(1.6)
Assumptions:
Discount rate	5.50%	5.00%	5.40%	4.88%
Expected return on plan assets	6.00%	6.00%	—%	—%

	FPU Pension Plan			Chesapeake SERP
For the Years Ended December 31,	2024	2023	2022	2024	2023	2022
(in millions)
Components of net periodic pension (benefit) cost:
Interest cost	$2.4	$2.5	$1.8	$0.1	$0.1	$0.1
Expected return on assets	(2.9)	(2.7)	(3.4)	—	—	—
Amortization of actuarial loss	0.3	0.4	0.5	—	—	—
Total periodic (benefit) cost	$(0.2)	$0.2	$(1.1)	$0.1	$0.1	$0.1
Assumptions:
Discount rate	5.00%	5.25%	2.75%	4.88%	5.00%	2.50%
Expected return on plan assets	6.00%	6.00%	6.00%	—%	—%	—%

Chesapeake Utilities Corporation 2024 Form 10-K Page 91

Notes to the Consolidated Financial Statements
Our funding policy provides that payments to the trust of each qualified plan shall be equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The following schedule summarizes the allocation of assets of the FPU Pension Plan, by investment type, at December 31, 2024, 2023 and 2022:

	FPU Pension Plan
At December 31,	2024	2023	2022
Asset Category
Equity securities	31%	50%	53%
Debt securities	67	49	38
Other	2	1	9
Total	100%	100%	100%
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
The following target allocation of asset classes is intended to produce a rate of return sufficient to meet the FPU Pension Plan’s goals and objectives:

Asset Allocation Strategy
Asset Class	Target	Range (+/-)
Domestic Equities (Large Cap, Mid Cap and Small Cap)	27%	7%
Fixed Income (Inflation Bond and Taxable Fixed)	68%	4%
Foreign Equities (Developed and Emerging Markets)	3%	1%
Cash	2%	2%
Due to periodic contributions and different asset classes producing varying returns, the actual asset values may temporarily move outside of the intended ranges. The investments are monitored on a quarterly basis, at a minimum, for asset allocation and performance.

Chesapeake Utilities Corporation 2024 Form 10-K Page 92

Notes to the Consolidated Financial Statements
At December 31, 2024 and 2023, the assets of the FPU Pension Plan were comprised of the following investments:

	As of December 31,
Asset Category	2024	2023
(in millions)
Mutual Funds - Equity securities
U.S. Large Cap (1)	$10.6	$15.4
U.S. Mid Cap (1)	3.2	4.3
U.S. Small Cap (1)	—	2.5
International (2)	1.3	2.5
	15.1	24.7
Mutual Funds - Debt securities
Fixed income (3)	32.8	24.2
	32.8	24.2
Mutual Funds - Other
Guaranteed deposit (4)	1.2	0.6
	1.2	0.6
Total Pension Plan Assets at fair value (5)	$49.1	$49.5
(1) Includes funds that invest primarily in United States common stocks.
(2) Includes funds that invest primarily in foreign equities and emerging markets equities.
(3) Includes funds that invest in fixed income securities.
(4) Includes investment in a group annuity product issued by an insurance company.
(5) All investments in the FPU Pension Plan are classified as Level 1 within the Fair Value hierarchy exclusive of the Guaranteed Deposit Account which is classified as Level 3.
At December 31, 2024 and 2023, our pension plan investments were classified under the same fair value measurement hierarchy (Level 1 through Level 3) described under Note 9, Fair Value of Financial Instruments. The Level 3 investments were recorded at fair value based on the contract value of annuity products underlying guaranteed deposit accounts, which was calculated using discounted cash flow models. The contract value of these products represented deposits made to the contract, plus earnings at guaranteed crediting rates, less withdrawals and fees. Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy and are presented in the table above to reconcile to total pension plan assets.
The changes in the fair value within our pension assets for Level 3 investments for the years ended December 31, 2024 and 2023 were not material.
Other Postretirement Benefits Plans
We sponsor two unfunded defined benefit postretirement health plans: the Chesapeake Utilities Postretirement Plan ("Chesapeake Postretirement Plan") and the FPU Medical Plan. At December 31, 2024 and 2023, the total obligation of the Chesapeake Postretirement Plan was $0.9 million and $1.1 million, respectively. The total obligation of the FPU Medical Plan was $0.3 million and $0.4 million as of December 31, 2024 and 2023, respectively.
Net periodic postretirement benefit costs for the Chesapeake Postretirement Plan and the FPU Medical Plan were not material for the years ended December 31, 2024, 2023, and 2022.
Amounts Not Yet Reflected in Periodic Benefit Cost
As of December 31, 2024, there was $9.2 million not yet reflected in net periodic postretirement benefit costs and included in accumulated other comprehensive income (loss) or as a regulatory asset. Net losses of $7.1 million and $1.3 million attributable to the FPU Pension Plan and Chesapeake Postretirement Plan, respectively, comprised most of this amount with $2.6 million recorded in accumulated other comprehensive income (loss) and $5.8 million recorded as a regulatory asset at December 31, 2024.
Pursuant to a Florida PSC order, FPU continues to record as a regulatory asset the portion of the unrecognized pension and postretirement benefit costs after the merger with Chesapeake Utilities related to its regulated operations.
Chesapeake Utilities Corporation 2024 Form 10-K Page 93

Notes to the Consolidated Financial Statements
 Assumptions
The assumptions used for the discount rate to calculate the benefit obligations were based on the interest rates of high-quality bonds in 2024, considering the expected lives of each of the plans. In determining the average expected return on plan assets for the FPU Pension Plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Since the FPU Pension Plan is frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.
The health care inflation rate for 2024 used to calculate the benefit obligation is 5 percent for medical and 6 percent for prescription drugs for the Chesapeake Postretirement Plan; and 5 percent for both medical and prescription drugs for the FPU Medical Plan.
Estimated Future Benefit Payments
In 2025, we do not expect to contribute to the FPU Pension Plan, and total payments of $0.3 million are expected for the Chesapeake SERP, Chesapeake Postretirement Plan and FPU Medical Plan combined.
The schedule below shows the estimated future benefit payments for the FPU Pension Plan. Estimated payments related to the Chesapeake SERP, Chesapeake Postretirement Plan and FPU Medical Plan are not material.

FPU Pension Plan (1)
(in millions)
2025	$3.6
2026	$3.7
2027	$3.6
2028	$3.7
2029	$3.6
Years 2030 through 2034	$17.6
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
Employer contributions to our Retirement Savings Plan totaled $8.4 million, $6.6 million, and $6.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there were 788,495 shares of our common stock reserved to fund future contributions to the Retirement Savings Plan.
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
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants
Chesapeake Utilities Corporation 2024 Form 10-K Page 94

Notes to the Consolidated Financial Statements
in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Deferred stock compensation may not be diversified. The participants are credited with dividends on their deferred common stock units in the same amount that is received by all other stockholders. Such dividends are reinvested into additional deferred common stock units. Assets held in the Rabbi Trust, recorded as Investments on the consolidated balance sheets, had a fair value of $14.4 million and $12.3 million at December 31, 2024 and 2023, respectively. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
Deferrals of officer base compensation and cash bonuses and directors’ cash retainers are paid in cash. All deferrals of executive performance shares and directors' stock retainers are made in the form of deferred common stock units and are paid out in shares of our common stock, on a one-for-one basis, except that cash is paid in lieu of fractional shares. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the consolidated balance sheets and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Non-Qualified Deferred Compensation Plan totaled $9.8 million and $9.1 million at December 31, 2024 and 2023, respectively, which are also shown as a deduction against stockholders' equity in the consolidated balance sheets.

17. SHARE-BASED COMPENSATION PLANS
Our key employees and non-employee directors have been granted share-based awards through our SICP, which has awards outstanding under the current 2023 plan and the previous 2013 plan. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted, and the number of shares expected to be issued at the end of the service period. We have 524,579 shares of common stock reserved for issuance under the SICP.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the SICP for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
(in millions)
Awards to key employees	$7.5	$6.7	$5.5
Awards to non-employee directors	0.9	0.9	1.0
Total compensation expense	8.4	7.6	6.5
Less: tax benefit	(2.2)	(1.9)	(1.7)
Share-based compensation expense included in net income	$6.2	$5.7	$4.8
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

We currently have several outstanding multi-year performance awards under various plans, which are based upon the successful achievement of long-term goals, growth and financial results and comprise both market-based and performance-based conditions and targets. The fair value per share, tied to a performance-based condition or target, is equal to the market price per share on the grant date. For the market-based conditions, we used a Monte Carlo valuation to estimate the fair value of each share granted.
Chesapeake Utilities Corporation 2024 Form 10-K Page 95

Notes to the Consolidated Financial Statements
The table below presents the summary of the stock activity for awards to all officers and key employees:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2022	204	$103.17
Granted	81	126.06
Vested	(68)	91.59
Expired	(2)	94.64
Forfeited	(2)	113.44
Outstanding — December 31, 2023	213	117.74
Granted	110	105.21
Vested	(43)	103.95
Expired	(27)	86.24
Forfeited	—	—
Outstanding — December 31, 2024	253	$117.96
During the year ended December 31, 2024, we granted awards of 110 thousand shares of common stock to officers and key employees under the SICP, including awards granted in February 2024. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2026.
The aggregate intrinsic value of the SICP awards granted was $30.8 million, $22.5 million, and $24.1 million at December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, there was $6.1 million of unrecognized compensation cost related to these awards, which is expected to be recognized through 2026.
In March 2024, 2023 and 2022, upon the election by certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in March 2024, 2023 and 2022 for the performance periods ended December 31, 2023, 2022, and 2021. We paid the balance of such awarded shares to each such executive officer and remitted the cash equivalent of the withheld shares to the appropriate taxing authorities. The below table presents the number of shares withheld and amounts remitted:

	For the Year Ended December 31,
	2024	2023	2022
(dollars in millions, shares in thousands)
Shares withheld to satisfy tax obligations	14	20	22
Amounts remitted to tax authorities to satisfy obligations	$1.5	$2.5	$2.8
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.
Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Stockholders. Accordingly, our directors that served on the Board as of May 2024 and 2023 each received 995 and 765 shares of common stock, respectively, with a weighted average fair value of $110.53 and $124.12 per share, respectively.
At December 31, 2024, there was $0.3 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2025.
Chesapeake Utilities Corporation 2024 Form 10-K Page 96

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
Delaware
In September 2023, the Delaware Division submitted the Energy Efficiency Rider application for natural gas with the Delaware PSC after obtaining an affirmative recommendation from the Delaware Energy Efficiency Advisory Council (“EEAC”). The application is the first in the state and applies to a portfolio of four programs which customers can participate (and allow for recovery), including Home Energy Counseling, Home Performance with Energy Star, Assisted Home Performance with Energy Star, and a standard Offer Program. In April 2024, all programs, with the exception of the Offer Program, were approved by the PSC and rates became effective May 1, 2024.
Delaware Natural Gas Rate Case: In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective in October 2024. The hearing for the proceeding has been scheduled for May 2025, and the outcome of the application is subject to review and approval by the Delaware PSC.
Maryland
Maryland Natural Gas Rate Case: In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses (CUC-Maryland Division, Sandpiper Energy, and Elkton Gas) which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland Office of Peoples' Counsel ("OPC") and PSC Staff reached a settlement agreement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the settlement agreement in part. The $2.6 million increase in annual base rates was approved and the Company filed the Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing has been scheduled for March 2025 and the outcome of the application is subject to review and approval by the Maryland PSC.
Maryland Natural Gas Depreciation Study: In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. A settlement agreement between the Company, PSC staff and the OPC was reached and the final order approving the settlement agreement went into effect in July 2024, with new depreciation rates effective as of January 1, 2023. The approved depreciation resulted in an annual reduction in depreciation expense of approximately $1.2 million.
Florida
Wildlight Expansion: In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The petition was approved by the Florida PSC in November 2022.
Chesapeake Utilities Corporation 2024 Form 10-K Page 97

Notes to the Consolidated Financial Statements
FCG Natural Gas Rate Case: In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Florida PSC also approved FCG's proposed RSAM with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. In June 2023, the Florida OPC filed a motion for reconsideration of the PSC’s approval of RSAM, which was denied in September 2023. In July 2023, the Florida OPC filed a notice of appeal with the Florida Supreme Court, which is pending. The Florida OPC filed their initial brief in January 2024 with answer briefs filed in April 2024. Oral arguments in the case were held in December 2024.
The RSAM is recorded as either an increase or decrease to accrued removal costs which is reflected on the Company’s balance sheets and a corresponding increase or decrease to depreciation and amortization expense. In order to earn the targeted regulatory ROE in each reporting period subject to the conditions of the effective rate agreement, RSAM is calculated using a trailing thirteen-month average of rate base and capital structure in conjunction with the trailing twelve month regulatory base net operating income, which primarily includes the base portion of rates and other revenues, net of operations and maintenance expenses, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by RSAM or its reversal to earn the targeted regulatory ROE. For the year ended December 31, 2024 and 2023, the Company recorded decreases to asset removal costs and depreciation expense of $15.5 million and $5.1 million, respectively, as a result of the RSAM adjustment. At December 31, 2024, the RSAM reserve had been completely utilized.
In February 2025, FCG filed a depreciation study with the Florida PSC. The application is requesting approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application is subject to review and approval by the Florida PSC.
Storm Protection Plan: In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC") rules, which requires electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs for the SPP. Our Florida electric distribution operations' SPP was filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. Rates associated with this initiative were effective in January 2023. The Florida PSC voted to approve the projections in November 2023. In October 2024, the Florida PSC approved the Company's projected 2025 SPP costs of $20.4 million for both capital and operating expenses.
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
In April 2024, FCG filed a petition with the Florida PSC to more closely align the SAFE Program with FPU's GUARD program. Specifically, the requested modifications will enable FCG to accelerate remediation related to problematic pipes and facilities consisting of obsolete and exposed pipes. These efforts will serve to improve the safety and reliability of service to FCG's customers and the modifications will increase the total projected capital expenditures to $50.0 million in capital expenditures associated with the SAFE Program, which would increase the total projected capital expenditures to approximately $255.0 million over a 10-year period. The Florida PSC approved the modifications in September 2024.
Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dt/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024, and conversions of the community gas systems commenced in the second quarter of 2024.
Chesapeake Utilities Corporation 2024 Form 10-K Page 98

Notes to the Consolidated Financial Statements
East Coast Reinforcement Projects: In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. Construction is projected to be complete in the second and fourth quarters of 2025 for New Smyrna Beach and Boynton Beach, respectively.
Central Florida Reinforcement Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU's distribution system around the Plant City and Lake Mattie areas of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. The Plant City project was completed in the fourth quarter of 2024, and the Lake Mattie project is projected to be completed during the fourth quarter of 2025.
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
Pioneer Supply Header Pipeline Project: In March 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Firm Transportation Service Agreements with both FCG and FPU for a project that will support greater supply growth of natural gas service in southeast Florida. The project consists of the transfer of a pipeline asset from FCG to Peninsula Pipeline. Peninsula Pipeline will proceed to provide transportation service to both FCG and FPU using the pipeline asset, which supports continued customer growth and system reinforcement of these distribution systems. The Florida PSC approved the petition in July 2024 and the project was completed in September 2024.
Miami Inner Loop Projects: In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance the infrastructure in Miami-Dade County. The proposed expansion consists of the development of several pipeline projects to support growth and support FCG's distribution system in the area and also enhance FCG's ability to obtain gas from various access points in the Miami-Dade County area. The project was approved in February 2025.
FPU Electric Rate Case: In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million, were approved with an effective date of November 1, 2024. The outcome of the application is subject to review and approval by the Florida PSC. The hearings for the approval of the revenue requirement and rates are scheduled to occur in March 2025.
Eastern Shore
Worcester Resiliency Upgrade: In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. In January 2025, the FERC approved the project, and construction is expected to be complete in the third quarter of 2025.
Capital Cost Surcharge: In December 2024, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with a PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge
Chesapeake Utilities Corporation 2024 Form 10-K Page 99

Notes to the Consolidated Financial Statements
to reflect additional depreciation was included. The FERC issued an order approving the surcharge as filed in December 2024. The combined revised surcharge became effective January 1, 2025.
Various Jurisdictional Activity Related to the Joint Customer Information System Project
In July 2022, we filed a joint petition for our natural gas divisions in Maryland (Maryland Division, Sandpiper, and Elkton Gas) for the approval to establish a regulatory asset for non-capitalizable expenses related to the initial development and implementation of our new Customer Information System ("CIS") system. The petition was approved by the Maryland PSC in August 2022. A similar petition for our Florida Regulated Energy businesses was filed during the same time frame, however, the Florida PSC approved capitalization of these expenses in lieu of establishment of regulatory assets. Additionally, our Delaware Division has the ability to defer these costs as a regulatory asset. Implementation of the CIS began during the first quarter of 2023 and went into service during the fourth quarter of 2024.
TCJA
In connection with the TCJA, which was signed into law in December 2017, customer rates for our regulated businesses were adjusted as applicable as approved by the regulators. Regulatory liabilities related to accumulated deferred income taxes (“ADIT”) associated with the TCJA amounted to $84.6 million and $85.8 million at December 31, 2024 and 2023, respectively. With the exception of the ADIT balance of $34.2 million attributable to Eastern Shore, such amounts are being amortized in accordance with approvals received from the Delaware, Maryland, and Florida PSCs in 2018 and 2019. The ADIT balance attributable to Eastern Shore will be addressed in its next rate case filing.
Chesapeake Utilities Corporation 2024 Form 10-K Page 100

Notes to the Consolidated Financial Statements
Regulatory Assets and Liabilities
At December 31, 2024 and 2023, our regulated utility operations recorded the following regulatory assets and liabilities included in our consolidated balance sheets, including amounts attributable to FCG. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

	As of December 31,
	2024	2023
(in millions)
Regulatory Assets
Under-recovered purchased fuel, electric, gas and conservation cost recovery (1) (2)	$9.7	$13.7
Under-recovered GRIP revenue (3)	1.6	1.8
Deferred postretirement benefits (4)	7.7	10.8
Deferred conversion and development costs (1)	20.6	21.5
Acquisition adjustment (5)	29.6	31.9
Deferred storm costs (6)	11.1	19.4
Deferred rate case expenses - current	1.2	1.2
Other	19.8	15.6
Total Regulatory Assets	$101.3	$115.9

Regulatory Liabilities
Over-recovered purchased fuel and conservation cost recovery (1)	$15.5	$12.3
Storm reserve (7)	2.1	1.9
Accrued asset removal cost (8)	77.9	86.5
Deferred income taxes due to rate change (9)	102.6	105.1
Other	2.0	3.2
Total Regulatory Liabilities	$200.1	$209.0

(1) We are allowed to recover the asset or are required to pay the liability in rates. We do not earn an overall rate of return on these assets.
(2) Includes amounts being recovered over a three-year period primarily concentrated in our electric division. Per Florida PSC approval, our electric division was allowed to recover these amounts over an extended period of time in an effort to reduce the impact of increased commodity prices to our customers. Recovery of these costs began in January 2023.
(3) The Florida PSC allowed us to recover through a surcharge, capital and other program-related-costs, inclusive of an appropriate return on investment, associated with accelerating the replacement of qualifying gas distribution mains and services (defined as any material other than coated steel or plastic) in FPU’s natural gas distribution operations, Fort Meade division and Chesapeake Utilities’ CFG division. We are allowed to recover the asset or are required to pay the liability in rates related to GRIP.
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
(6) The Florida PSC authorized us to recover regulatory assets (including interest) associated with the recovery of Hurricanes Michael and Dorian storm costs which will be amortized between 6 and 10 years. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets.
(7) We have storm reserves in our Florida regulated energy operations that allow us to collect through rates amounts to be used against general claims, storm restoration costs and other losses as they are incurred.
(8) See Note 2, Summary of Significant Accounting Policies, for additional information on our asset removal cost policies.
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
Chesapeake Utilities Corporation 2024 Form 10-K Page 101

Notes to the Consolidated Financial Statements
MGP Sites
We have participated in the investigation, assessment or remediation of, and have exposures at, seven former MGP sites. We have received approval for recovery of clean-up costs in rates for sites located in Salisbury, Maryland; Seaford, Delaware; and Winter Haven, Key West, Pensacola, Sanford and West Palm Beach, Florida.
As of December 31, 2024 and 2023, we had approximately $3.2 million and $3.6 million, respectively, in environmental liabilities, related to the former MGP sites, and related regulatory assets of $0.3 million and $0.5 million at the respective balance sheet dates for future recovery of environmental costs from customers.
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
Remediation is ongoing for the MGP's in Winter Haven and Key West in Florida and in Seaford, Delaware. The remaining clean-up costs are estimated to range from $0.3 million to $0.8 million for these three sites. The Environmental Protection Agency has approved a "site-wide ready for anticipated use" status for the Sanford, Florida MGP site, which is the final step before delisting a site. The remaining remediation expenses for the Sanford MGP site are not material.
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach Florida site. Similar actions have been initiated on the site's west parcel, and construction of the systems required to remediate the site are now complete with remediation activities underway at December 31, 2024. Remaining remedial costs for West Palm Beach, including completion of the construction of the system start-up on the West Parcel, and continued operation and maintenance, are estimated to take between five and fifteen years of operation, maintenance and monitoring, and final site work for closeout of the property is estimated to be between $2.8 million and $5.2 million.

20. OTHER COMMITMENTS AND CONTINGENCIES
Natural Gas, Electric and Propane Supply
In March 2023, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective in April 2023 and expire in March 2026.
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

Chesapeake Utilities Corporation 2024 Form 10-K Page 102

Notes to the Consolidated Financial Statements
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this standard, it must provide an Adequate Assurance of Performance which can include an irrevocable letter of credit, a prepayment, a security interest in an asset, or a performance bond or guaranty. As of December 31, 2024, FPU was in compliance with all of the requirements of its supply contracts.
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
The total purchase obligations for natural gas, electric and propane supplies are as follows:

Year	2025	2026-2027	2028-2029	Beyond 2029	Total
(in millions)
Purchase Obligations	$90.2	$103.6	$73.7	$119.4	$386.9
Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2024 was $38.0 million. The aggregate amount guaranteed related to our subsidiaries at December 31, 2024 was approximately $28.4 million with the guarantees expiring on various dates through November 2025. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at December 31, 2024 was $5.2 million.
As of December 31, 2024, we have issued letters of credit totaling approximately $6.9 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through October 2025 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.
Chesapeake Utilities Corporation 2024 Form 10-K Page 103

Table of Content
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

CHANGE IN INTERNAL CONTROLS

During the fourth quarter of 2024, we implemented a new customer billing system. Throughout the system implementation, we appropriately considered internal controls over financial reporting. The implementation did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
CEO AND CFO CERTIFICATIONS

Our Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, on June 6, 2024 our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE corporate governance listing standards.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in an updated report entitled “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of this assessment at December 31, 2024 included FCG, which was acquired on November 30, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Baker Tilly US, LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in its attestation report which appears under Part II, Item 8. Financial Statements and Supplementary Data.

Chesapeake Utilities Corporation 2024 Form 10-K Page 104

Table of Content
ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

We maintain a Code of Ethics that applies to our Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, Treasurer, Assistant Treasurer, Corporate Controller and persons performing similar functions, which is a “code of ethics” as defined by applicable rules of the SEC. This Code of Ethics is publicly available on our website at https://www.chpk.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to the individuals and roles noted above, or persons performing similar functions, we intend to disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our website at the address and location specified above.

We also maintain an insider trading policy governing the purchase, sale, and other dispositions of the Company's securities by directors, senior management, and employees. A copy of the insider trading policy is filed as an exhibit to this Annual Report.

The remaining information required by this Item is incorporated herein by reference to the sections of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Election of Directors (Proposal 1),” “Governance Trends and Director Education,” “Corporate Governance Practices,” “Board of Directors and its Committees” and “Delinquent Section 16(a) Reports.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Director Compensation,” “Executive Compensation” and “Compensation Discussion and Analysis.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the section of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Corporate Governance Practices” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Fees and Services of the Company's Independent Auditors.” Baker Tilly US, LLP, PCAOB ID: (23) serves as the Company's independent auditors.

Chesapeake Utilities Corporation 2024 Form 10-K Page 105

Table of Content
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:
(a)(1) All of the financial statements, reports and notes to the financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Schedule II—Valuation and Qualifying Accounts.
(a)(3) The Exhibits below.

• Exhibit 1.1
Equity Distribution Agreement, dated November 22, 2024, by and between Chesapeake Utilities Corporation and each of RBC Capital Markets, LLC, Barclays Capital Inc., Janney Montgomery Scott LLC, Ladenburg Thalmann & Co. Inc., Guggenheim Securities, LLC, Citizens JMP Securities, LLC, M&T Securities, Inc., Maxim Group LLC, PNC Capital Markets LLC, and Siebert Williams Shank & Co., LLC is incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed November 22, 2024, File No. 001-11590.

• Exhibit 2.1
Stock Purchase Agreement, dated September 26, 2023, by and among Florida Power & Light Company and Chesapeake Utilities Corporation is incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed with the SEC on September 27, 2023, File No. 001-11590.

• Exhibit 3.1
Amended and Restated Certificate of Incorporation of Chesapeake Utilities Corporation is incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 001-11590.

• Exhibit 3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed May 9, 2017, File No. 001-11590.

• Exhibit 3.3
Certificate of Elimination of Series A Participating Cumulative Preferred Stock of Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 3.6 of our Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-11590.

• Exhibit 3.4
Amended and Restated Bylaws of Chesapeake Utilities Corporation, effective May 3, 2023, are incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed May 3, 2023, File No. 001-11590.

• Exhibit 4.1
Note Purchase Agreement, dated November 1, 2024, by and among Chesapeake Utilities Corporation and the purchasers party thereto is incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 4, 2024, File No. 001-11590.

• Exhibit 4.2
Note Purchase Agreement, dated November 20, 2023, by and among Chesapeake Utilities Corporation and the purchasers party thereto is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023, File No. 001-11590.

• Exhibit 4.3	Note Purchase Agreement, dated August 25, 2021, by and among Chesapeake Utilities Corporation, MetLife Insurance K.K., Thrivent Financial For Lutherans, CMFG Life Insurance Company, and American Memorial Life Insurance Company. †

• Exhibit 4.4	Note Purchase Agreement dated November 19, 2019, by and among Chesapeake Utilities Corporation, The Guardian Life Insurance Company of America, The Guardian Insurance & Annuity Company, Inc., Berkshire Life Insurance Company of America, Thrivent Financial for Lutherans, United of Omaha Life Insurance Company, and CMFG Life Insurance Company.†

• Exhibit 4.5	Master Note Agreement dated March 2, 2017, by and among Chesapeake Utilities Corporation, NYL Investors LLC, and the other purchasers thereto.†

• Exhibit 4.6	First Amendment to Master Note Agreement dated November 15, 2018, by and among Chesapeake Utilities Corporation, NYL Investors LLC, and the other purchasers thereto.†

• Exhibit 4.7	Private Shelf Agreement, dated March 2, 2017, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC, and the other purchasers thereto.†

Chesapeake Utilities Corporation 2023 Form 10-K     Page 106

Table of Content

• Exhibit 4.8	First Amendment to Private Shelf Agreement, dated May 14, 2020, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC, and the other purchasers thereto. †

• Exhibit 4.9
Second Amendment to Private Shelf Agreement, dated February 21, 2023, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC Second Amendment to Private Shelf Agreement dated February 21, 2023, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC is incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-11590.

• Exhibit 4.10	Private Shelf Agreement dated October 8, 2015, by and among Chesapeake Utilities Corporation, PGIM, Inc. (formerly known as Prudential Investment Management Inc.), and the other purchasers thereto. †

• Exhibit 4.11	First Amendment to Private Shelf Agreement dated September 14, 2018, between Chesapeake Utilities Corporation, as issuer, and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and other purchasers that may become party thereto. †

• Exhibit 4.12	Third Amendment to Private Shelf Agreement dated February 8, 2023, between Chesapeake Utilities Corporation, as issuer, and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and other purchasers thereto. †

• Exhibit 4.13	Note Purchase Agreement dated September 5, 2013, by and among Chesapeake Utilities Corporation, PAR U Hartford Life & Annuity Comfort Trust, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd., The Penn Mutual Life Insurance Company, Thrivent Financial for Lutherans, United of Omaha Life Insurance Company, and Companion Life Insurance Company.†

• Exhibit 4.14	Note Agreement dated June 29, 2010, among Chesapeake Utilities Corporation, as issuer, Metropolitan Life Insurance Company and New England Life Insurance Company.†

• Exhibit 4.15
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

• Exhibit 10.3*
Second Amendment to the Non-Qualified Deferred Compensation Plan, effective October 2, 2023, is incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-11590.

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

• Exhibit 10.7
Revolving Line of Credit Note dated April 24, 2020 issued by Chesapeake Utilities Corporation in favor of PNC Bank, National Association is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.8
Loan Agreement dated April 27, 2020, between Chesapeake Utilities Corporation and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

Chesapeake Utilities Corporation 2024 Form 10-K Page 107

Table of Content

• Exhibit 10.9
Promissory Note dated April 22, 2020, issued by Chesapeake Utilities Corporation and in favor of Bank of America, N.A. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.10
Credit Agreement dated May 29, 2020, between Chesapeake Utilities Corporation and Citizens Bank National Association is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.11
Form of Revolving Loan Note in favor of Citizens Bank National Association is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.12
Loan Agreement dated May 6, 2020 between Chesapeake Utilities Corporation and Royal bank of Canada is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.13
Form of Revolving Credit Note in favor of Royal Bank of Canada is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.14
Credit Agreement, dated September 30, 2020, by and between Chesapeake Utilities Corporation, PNC Bank, National Association, and several other financial institutions named therein is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 001-11590.

• Exhibit 10.15
Amended and Restated Credit Agreement, dated August 12, 2021, to Credit Agreement dated September 30, 2020, among Chesapeake Utilities Corporation, PNC Bank, National Association, and several other financial institutions named therein is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-11590.

• Exhibit 10.16
Second Amended and Restated Credit Agreement, dated August 6, 2024, among Chesapeake Utilities Corporation, PNC Bank, National Association and several other financial institutions is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2024, File No. 001-11590.

• Exhibit 10.17
Second Amendment to Amended and Restated Credit Agreement, dated August 9, 2023, to Credit Agreement dated September 30, 2020 among Chesapeake Utilities Corporation and PNC Bank, National Association, and several other financial institutions is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2023, File No. 001-11590.

• Exhibit 10.18*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Jeffrey S. Sylvester is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590.

• Exhibit 10.19*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Jeffry M. Householder is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590.

• Exhibit 10.20*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Beth W. Cooper is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590.

• Exhibit 10.21*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and James F. Moriarty is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590.

• Exhibit 10.22*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Kevin J. Webber is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590.

• Exhibit 10.23*
Form of Amendment to the Executive Employment Agreement, effective October 2, 2023, for each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin J. Webber and Jeffrey S. Sylvester is incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-11590.

Chesapeake Utilities Corporation 2024 Form 10-K Page 108

Table of Content

• Exhibit 10.24*
Form of Performance Share Agreement, effective February 23, 2022, by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin J. Webber, and Jeffrey S. Sylvester is incorporated herein by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-11590.

• Exhibit 10.25*
Form of Performance Share Agreement dated February 22, 2023 by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber and Jeffrey S. Sylvester is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2022. File No. 001-11590.

• Exhibit 10.26*
Form of Performance Share Agreement, effective February 20, 2024, by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin J. Webber, and Jeffrey S. Sylvester is incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, File No. 001-11590.

• Exhibit 10.27*
Form of Performance Share Agreement dated February 25, 2025 for the period 2024-2026, pursuant to Chesapeake Utilities Corporation 2023 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber and Jeffrey S. Sylvester is filed herewith.

• Exhibit 10.28*
Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan, as approved by stockholders and effective May 2, 2013 is incorporated by reference to Appendix A of our Proxy Statement dated April 2, 2013 in connection with our Annual Meeting held on May 2, 2013, File No. 001-11590.

• Exhibit 10.29*
Chesapeake Utilities Corporation 2023 Stock and Incentive Compensation Plan as approved by stockholders and effective on May 3, 2023 is incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed May 3, 2023, File No. 001-11590.

• Exhibit 19	Chesapeake Utilities Corporation’s Securities Trades by Company Personnel and Related Persons Policy Statement is filed herewith.

• Exhibit 21	Subsidiaries of the Registrant is filed herewith.

• Exhibit 23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

• Exhibit 31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), is filed herewith.

• Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), is filed herewith.

• Exhibit 32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, is furnished herewith.

• Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, is furnished herewith.

• Exhibit 97
Chesapeake Utilities Corporation Incentive-Based Compensation Clawback Policy effective October 2, 2023, is incorporated by reference to Exhibit 97 of our Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-11590.

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

Chesapeake Utilities Corporation 2024 Form 10-K Page 109

Table of Content

*	Management contract or compensatory plan or agreement.
†	These agreements have not been filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K under the Securities Act of 1933, as amended. We hereby agree to furnish copies to the SEC upon request.

Chesapeake Utilities Corporation 2024 Form 10-K Page 110

Table of Content
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

By:	/s/ JEFFRY M. HOUSEHOLDER
Jeffry M. Householder
Chair of the Board, President, Chief Executive Officer, and Director
February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFRY M. HOUSEHOLDER	/S/ BETH W. COOPER
Jeffry M. Householder	Beth W. Cooper, Executive Vice President,
Chair of the Board, President, Chief Executive Officer, and Director	Chief Financial Officer, Treasurer and Assistant Corporate Secretary
February 26, 2025	(Principal Financial and Accounting Officer)
February 26, 2025

/S/ LISA G. BISACCIA	/S/ PAUL L. MADDOCK, JR.
Lisa G. Bisaccia, Director	Paul L. Maddock, Jr., Director
February 26, 2025	February 26, 2025

/S/ THOMAS J. BRESNAN	/S/ SHEREE M. PETRONE
Thomas J. Bresnan, Lead Director	Sheree M. Petrone, Director
February 26, 2025	February 26, 2025

/S/ RONALD G. FORSYTHE, JR.
Dr. Ronald G. Forsythe, Jr., Director
February 26, 2025

/S/ STEPHANIE N. GARY
Stephanie N. Gary, Director
February 26, 2025

/S/ DENNIS S. HUDSON, III
Dennis S. Hudson, III, Director
February 26, 2025

/S/ LILA A. JABER
Lila A. Jaber, Director
February 26, 2025
Chesapeake Utilities Corporation 2024 Form 10-K Page 111

Table of Content
Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

		Additions
For the Year Ended December 31,	Balance at Beginning of Year	Charged to Income	Other Accounts (1)	Deductions (2)	Balance at End of Year
(in millions)
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
2024	$2.7	$2.1	$0.4	$(1.9)	$3.3
2023	$2.9	$2.3	$0.2	$(2.7)	$2.7
2022	$3.1	$1.6	$0.2	$(2.0)	$2.9
(1) Recoveries and other allowance adjustments.
(2) Uncollectible accounts charged off.

Chesapeake Utilities Corporation 2024 Form 10-K Page 112