Form 10-Q
period 2025-03-31
CHESAPEAKE UTILITIES CORP
filed 2025-05-07
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 23,327,358 shares outstanding as of May 2, 2025.

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
CNG: Compressed natural gas
Degree-day: Measure of the variation in the weather based on the extent to which the average daily temperature reaches above (CDD) or below (HDD) 65 degrees Fahrenheit
Delmarva Peninsula: A peninsula on the east coast of the U.S. comprised of Delaware and portions of Maryland and Virginia
DRIP: Dividend Reinvestment and Direct Stock Purchase Plan
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
Gross Margin: a term which is the excess of sales over costs of goods sold

GUARD: Gas Utility Access and Replacement Directive, a PSC approved capital infrastructure program to enhance the safety, reliability and accessibility of portions of FPU’s natural gas distribution system in Florida
Gulfstream: Gulfstream Natural Gas System, LLC, an unaffiliated pipeline network that supplies natural gas to FPU
HDD: Heating Degree-Day
LNG: Liquefied natural gas
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities
Maryland OPC: The Office of People’s Counsel, an agency established by the Maryland legislature who advocates on behalf of Maryland's utility consumers prior to actions or rule changes.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
(in millions, except shares and per share data)
Operating Revenues
Regulated Energy	$199.6	$168.4
Unregulated Energy	106.7	83.1
Other Businesses and Eliminations	(7.6)	(5.8)
Total Operating Revenues	298.7	245.7
Operating Expenses
Regulated natural gas and electric costs	71.5	49.9
Unregulated propane and natural gas costs	44.8	31.3
Operations	58.0	51.6
Maintenance	5.4	5.9
Depreciation and amortization	22.5	17.0
Other taxes	9.4	9.5
FCG transaction and transition-related expenses	0.3	0.9
Total Operating Expenses	211.9	166.1
Operating Income	86.8	79.6
Other income, net	0.6	0.2
Interest charges	18.1	17.0
Income Before Income Taxes	69.3	62.8
Income taxes	18.4	16.6
Net Income	$50.9	$46.2

Weighted Average Common Shares Outstanding:
Basic	22,957	22,250
Diluted	23,041	22,306
Earnings Per Share of Common Stock:
Basic	$2.22	$2.07
Diluted	$2.21	$2.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
(in millions)
Net Income	$50.9	$46.2
Other Comprehensive Income (Loss), net of tax:
Cash Flow Hedges, net of tax:
Net gain on commodity contract cash flow hedges, net of tax of $0.2 and $0.5, respectively	0.7	1.5
Reclassifications of net (gain) on commodity contract cash flow hedges, net of tax $(0.2) and $(0.3), respectively	(0.5)	(0.8)
Net gain (loss) on interest rate swap cash flow hedges, net of tax of $(0.2) and $0.1, respectively	(0.7)	0.4
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $0.0 and $0.0, respectively	(0.1)	(0.1)
Total Other Comprehensive Income (Loss), net of tax	(0.6)	1.0
Comprehensive Income	$50.3	$47.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2025	December 31, 2024
(in millions, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$2,737.1	$2,661.8
Unregulated Energy	472.1	463.7
Other Businesses and Eliminations	38.2	29.9
Total property, plant and equipment	3,247.4	3,155.4
Less: Accumulated depreciation and amortization	(585.8)	(567.6)
Plus: Construction work in progress	166.6	148.1
Net property, plant and equipment	2,828.2	2,735.9
Current Assets
Cash and cash equivalents	0.7	7.9
Trade and other receivables	101.2	80.0
Less: Allowance for credit losses	(4.2)	(3.3)
Trade and other receivables, net	97.0	76.7
Accrued revenue	31.4	37.8
Propane inventory, at average cost	9.1	8.9
Other inventory, at average cost	19.0	18.0
Regulatory assets	17.3	23.9
Storage gas prepayments	0.9	3.8
Income taxes receivable	4.9	6.8
Prepaid expenses	15.5	17.3
Derivative assets, at fair value	0.6	0.6
Other current assets	3.2	2.6
Total current assets	199.6	204.3
Deferred Charges and Other Assets
Goodwill	507.7	507.7
Other intangible assets, net	14.6	15.0
Investments, at fair value	14.4	14.4
Derivative assets, at fair value	0.1	0.1
Operating lease right-of-use assets	9.7	10.5
Regulatory assets	77.3	77.4
Receivables and other deferred charges	13.0	11.7
Total deferred charges and other assets	636.8	636.8
Total Assets	$3,664.6	$3,577.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2025	December 31, 2024
(in millions, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	11.2	11.1
Additional paid-in capital	852.0	830.5
Retained earnings	586.4	550.3
Accumulated other comprehensive loss	(2.3)	(1.7)
Deferred compensation obligation	12.2	9.8
Treasury stock	(12.2)	(9.8)
Total stockholders’ equity	1,447.3	1,390.2
Long-term debt, net of current maturities	1,260.0	1,261.7
Total capitalization	2,707.3	2,651.9
Current Liabilities
Current portion of long-term debt	25.5	25.5
Short-term borrowing	215.4	196.5
Accounts payable	76.6	78.3
Customer deposits and refunds	42.0	45.7
Accrued interest	16.2	4.8
Dividends payable	14.7	14.7
Accrued compensation	9.5	23.9
Regulatory liabilities	16.4	16.1
Derivative liabilities, at fair value	0.1	—
Other accrued liabilities	17.3	13.9
Total current liabilities	433.7	419.4
Deferred Credits and Other Liabilities
Deferred income taxes	312.3	296.1
Regulatory liabilities	185.3	184.0
Environmental liabilities	2.3	2.2
Other pension and benefit costs	13.0	13.2
Derivative liabilities, at fair value	0.9	0.1
Operating lease - liabilities	8.4	8.7
Deferred investment tax credits and other liabilities	1.4	1.4
Total deferred credits and other liabilities	523.6	505.7
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$3,664.6	$3,577.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
(in millions)
Operating Activities
Net income	$50.9	$46.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.5	17.0
Depreciation and accretion included in other costs	4.0	4.0
Deferred income taxes	16.5	11.9
Realized loss on commodity contracts and sale of assets	(1.1)	(1.8)
Unrealized gain on investments and commodity contracts	0.4	(0.8)
Share-based compensation	2.3	2.1
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(13.9)	7.8
Propane inventory, storage gas and other inventory	1.6	4.8
Regulatory assets and liabilities, net	3.6	10.1
Prepaid expenses and other current assets	1.6	2.6
Accounts payable and other accrued liabilities	2.9	(10.1)
Income taxes receivable	1.9	4.6
Customer deposits and refunds	(3.7)	(2.7)
Accrued compensation	(14.6)	(9.5)
Accrued interest	11.4	10.1
Other assets and liabilities, net	(1.3)	1.0
Net cash provided by operating activities	85.0	97.3
Investing Activities
Property, plant and equipment expenditures	(113.8)	(75.5)
Proceeds from sale of assets	0.6	0.3
Acquisitions, net of cash acquired	—	0.6
Environmental expenditures	0.1	(0.1)
Net cash used in investing activities	(113.1)	(74.7)
Financing Activities
Common stock dividends	(14.5)	(12.9)
Proceeds from issuance of common stock, net of expenses	19.8	—
Tax withholding payments related to net settled stock compensation	(1.0)	(1.5)
Change in cash overdrafts due to outstanding checks	(1.7)	0.7
Net borrowings (repayments) under line of credit agreements	20.3	(10.2)
Repayment of long-term debt and finance lease obligation	(2.0)	(1.9)
Net cash provided by (used in) financing activities	20.9	(25.8)
Net Decrease in Cash and Cash Equivalents	(7.2)	(3.2)
Cash and Cash Equivalents—Beginning of Period	7.9	4.9
Cash and Cash Equivalents—End of Period	$0.7	$1.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(dollars in millions, shares in thousands (except per share data))	Number of Shares (2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2023	22,235	$10.8	$749.4	$488.7	$(2.8)	$9.1	$(9.1)	$1,246.1
Net income	—	—	—	46.2	—	—	—	46.2
Other comprehensive income	—	—	—	—	1.0	—	—	1.0
Dividends declared ($0.590 per share)	—	—	—	(13.2)	—	—	—	(13.2)
Issuance under various plans (3)	3	—	0.3	—	—	—	—	0.3
Share-based compensation and tax benefit (4) (5)	29	—	0.5	—	—	—	—	0.5
Treasury stock activities (2)	—	—	—	—	—	0.5	(0.5)	—
Balance at March 31, 2024	22,267	$10.8	$750.2	$521.7	$(1.8)	$9.6	$(9.6)	$1,280.9

Balance at December 31, 2024	22,899	$11.1	$830.5	$550.3	$(1.7)	$9.8	$(9.8)	$1,390.2
Net income	—	—	—	50.9	—	—	—	50.9
Other comprehensive income	—	—	—	—	(0.6)	—	—	(0.6)
Dividends declared ($0.640 per share)	—	—	—	(14.8)	—	—	—	(14.8)
Issuance under various plans and ATM program (3)	161	0.1	19.7	—	—	—	—	19.8
Share-based compensation and tax benefit (4) (5)	29	—	1.8	—	—	—	—	1.8
Treasury stock activities (2)	—	—	—	—	—	2.4	(2.4)	—
Balance at March 31, 2025	23,089	$11.2	$852.0	$586.4	$(2.3)	$12.2	$(12.2)	$1,447.3

(1)2.0 million shares of preferred stock at $0.01 par value have been authorized. No preferred shares have been issued or are outstanding; accordingly, no information has been included in the Condensed Consolidated Statements of Stockholders’ Equity.
(2)Includes 126 thousand, 114 thousand, 111 thousand, and 108 thousand shares at March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes shares issued under the Retirement Savings Plan, DRIP and/or ATM program, as applicable.
(4)Includes amounts for shares issued for directors’ compensation.
(5)The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended March 31, 2025 and 2024, we withheld 8 thousand and 14 thousand shares, respectively, for employee taxes.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.

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

Recently Adopted Accounting Standards
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

Income Taxes (ASC 740) - In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which modifies required income tax disclosures primarily related to an entity's rate reconciliation and information pertaining to income taxes paid. These enhancements address requests from investors related to transparency and usefulness of income tax disclosures. ASU 2023-09 became effective for our annual financial statements beginning January 1, 2025. ASU 2023-09 only impacts disclosures, and as a result, will not have a material impact on our financial position or results of operations.

Recent Accounting Standards Yet to be Adopted
Income Statement Expense Disaggregation (ASC 220) - In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. ASU 2024-03 will be effective for our annual financial statements beginning January 1, 2027 and our interim financial statements beginning January 1, 2028. ASU 2024-04 only impacts disclosures, and as a result, will not have an impact on our financial position or results of operations.

SEC
Climate-Related Disclosures - In March 2024, the SEC issued a final rule that requires a public entity to provide disclosures surrounding material Scope 1 and Scope 2 emissions, climate-related risks and the material impact of those risks, and material climate targets and goals. In April 2024, the SEC issued a stay on the final rule as a result of various petitions being filed and that sought review of the final ruling in multiple courts of appeals. In March 2025, the SEC withdrew its defense of the final rule. We will continue to monitor any further developments related to the stay and review process.

2.    Calculation of Earnings Per Share

	Three Months Ended
	March 31,
	2025	2024
(dollars in millions, shares in thousands (except per share data))
Calculation of Basic Earnings Per Share:
Net Income	$50.9	$46.2
Weighted average shares outstanding	22,957	22,250
Basic Earnings Per Share	$2.22	$2.07

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted shares outstanding—Basic	22,957	22,250
Effect of dilutive securities—Share-based compensation	84	56
Adjusted denominator—Diluted	23,041	22,306
Diluted Earnings Per Share	$2.21	$2.07

3.     Acquisitions
There were no acquisitions completed during 2024 or during the three months ended March 31, 2025. The Company’s consolidated results include certain transaction and transition-related expenses for the three months ended March 31, 2025 and 2024 related to the integration of the FCG acquisition which was completed in November 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on the FCG acquisition as well as previous acquisitions.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display our revenue by major source based on product and service type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Energy distribution
Delaware natural gas division	$42.3	$—	$—	$42.3	$31.9	$—	$—	$31.9
Florida natural gas distribution	51.3	—	—	51.3	47.9	—	—	47.9
Florida City Gas	43.6	—	—	43.6	35.9	—	—	35.9
FPU electric distribution	23.2	—	—	23.2	20.0	—	—	20.0
Maryland natural gas division (1)	12.9	—	—	12.9	9.9	—	—	9.9
Sandpiper natural gas/propane operations (1)	8.4	—	—	8.4	7.0	—	—	7.0
Elkton Gas (1)	4.0	—	—	4.0	2.9	—	—	2.9
Total energy distribution	185.7	—	—	185.7	155.5	—	—	155.5
Energy transmission
Aspire Energy	—	19.2	—	19.2	—	13.6	—	13.6
Aspire Energy Express	0.4	—	—	0.4	0.4	—	—	0.4
Eastern Shore	22.7	—	—	22.7	21.2	—	—	21.2
Peninsula Pipeline	10.0	—	—	10.0	8.0	—	—	8.0
Total energy transmission	33.1	19.2	—	52.3	29.6	13.6	—	43.2
Energy generation
Eight Flags	—	4.7	—	4.7	—	4.6	—	4.6
Propane operations
Propane delivery operations	—	74.7	—	74.7	—	61.6	—	61.6
CNG / RNG Services
Marlin Gas Services	—	7.2	—	7.2	—	3.4	—	3.4
Other RNG	—	1.0	—	1.0	—	—	—	—
Total CNG / RNG Services	—	8.2	—	8.2	—	3.4	—	3.4
Other Businesses and Eliminations
Eliminations	(19.2)	(0.1)	(7.6)	(26.9)	(16.7)	(0.1)	(5.8)	(22.6)

Total operating revenues (2)	$199.6	$106.7	$(7.6)	$298.7	$168.4	$83.1	$(5.8)	$245.7
(1) In accordance with the Maryland PSC approval of our natural gas base rate proceeding, effective April 2025, our natural gas distribution businesses in Maryland (Maryland natural gas division, Sandpiper natural gas/propane operations and Elkton Gas) will be consolidated for rate-making and other purposes and will be presented in a consolidated basis consistent with the final rate order going forward.
(2) Total operating revenues for the three months ended March 31, 2025 include other revenue (revenues from sources other than contracts with customers) of $0.5 million loss and $0.1 million for our Regulated Energy and Unregulated Energy segments, respectively, and $0.6 million and $0.1 million for our Regulated Energy and Unregulated Energy segments, respectively, for the three months ended March 31, 2024. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2024 and March 31, 2025 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in millions)
Balance at 12/31/2024	$66.2	$—	$3.0	$1.2
Balance at 3/31/2025	84.3	—	2.9	0.8
Increase (Decrease)	$18.1	$—	$(0.1)	$(0.4)
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
At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three months ended March 31, 2025 and 2024, the amounts recognized in revenue were not material.

Remaining Performance Obligations
Certain of our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at March 31, 2025, are expected to be recognized as follows:

(in millions)	2025	2026	2027	2028	2029	2030	2031 and thereafter
Eastern Shore and Peninsula Pipeline	$28.0	$34.9	$31.1	$29.0	$26.6	$21.2	$109.6
Natural gas distribution operations	9.2	12.3	10.8	10.8	10.7	7.3	31.0
FPU electric distribution	0.8	1.1	0.6	0.6	0.6	—	—
Total revenue contracts with remaining performance obligations	$38.0	$48.3	$42.5	$40.4	$37.9	$28.5	$140.6

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

Delaware

Delaware Natural Gas Rate Case: In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective in October 2024. A settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached providing an annual revenue increase of $6.1 million, dividing the rate case into two phases and suspending the procedural schedule. The related, fully executed settlement agreement has been filed in the docket and awaits Delaware PSC approval, with a hearing scheduled in May 2025. Interim rates, set to recover the $6.1 million increase went into effect in March 2025. A procedural schedule is pending in Phase II which will address tariff-related changes including rate design.

Maryland

Maryland Natural Gas Rate Case: In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, the “Maryland natural gas distribution businesses”), filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland OPC and PSC staff reached a settlement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the related settlement agreement in part. The $2.6 million increase in annual base rates was approved and the Company filed a Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing was held in March 2025 and Phase II was approved including an additional $0.9 million in revenue requirement for a total cumulative increase of $3.5 million. The approval also included the consolidation of the operations of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity which was renamed and will operate as Chesapeake Utilities of Maryland, Inc.

Maryland Natural Gas Depreciation Study: In January 2024, the Company's Maryland natural gas distribution businesses filed a joint petition for approval of its proposed unified depreciation rates with the Maryland PSC. A settlement among the Company, PSC staff and the Maryland OPC was reached and the final order approving the related settlement agreement went into effect in July 2024, with new depreciation rates effective as of January 1, 2023. The approved depreciation rates resulted in an annual reduction in depreciation expense of approximately $1.2 million.

Florida

Wildlight Expansion: In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The petition was approved by the Florida PSC in November 2022. The project enables us to meet the significant growing demand for service in Yulee, Florida, and to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025.

FCG Natural Gas Rate Case: In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Florida PSC also approved FCG's proposed RSAM with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. The Florida OPC filed a notice of appeal with the Florida Supreme Court in July 2023, which is pending. The Florida OPC filed their initial brief in January 2024 with answer briefs filed in April 2024. Oral arguments in the case were held in December 2024.

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

In February 2025, FCG filed a depreciation study with the Florida PSC. The application is requesting approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application is subject to review and approval by the Florida PSC. The Florida OPC filed a motion to hold this filing in abeyance, which was denied in April 2025. A final ruling on the depreciation study is expected in September 2025.

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

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company-owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024 and conversions of the community gas systems commenced in the second quarter of 2024.

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

Pioneer Supply Header Pipeline Project: In March 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Firm Transportation Service Agreements with both FCG and FPU for a project supporting greater supply growth of natural gas service in southeast Florida. The project consists of the transfer of a pipeline asset from FCG to Peninsula Pipeline. Peninsula Pipeline will provide transportation service to both FCG and FPU using the pipeline asset, which supports continued customer growth and system reinforcement of these distribution systems. The Florida PSC approved the petition in July 2024 and the project was completed in September 2024.

Miami Inner Loop Projects: In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance the infrastructure in Miami-Dade county. The proposed expansion consists of the development of several pipeline projects to support growth and support FCG's distribution system in the area and also enhance FCG's ability to obtain gas from various access points in the Miami-Dade county area. The project was approved in February 2025 and construction is expected to be complete in the second half of 2025.

FPU Electric Rate Case: In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million were approved with an effective date of November 1, 2024. In March

2025, the Florida PSC approved the permanent rate increase, but the order was subsequently protested. In May 2025, the Company reached a settlement agreement with the interested parties to resolve all outstanding issues in its current base rate case, which was filed as a joint motion for approval with the Florida PSC. This settlement allows for a total revenue increase of approximately $8.6 million on an annual basis. The Company anticipates this agreement to be on the Florida PSC hearing agenda for review and approval in June 2025.

Eastern Shore

Worcester Resiliency Upgrade: In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. In January 2025, the FERC approved the project, and construction is expected to be complete in the second quarter of 2026.

Salisbury Integrity Project: Eastern Shore submitted a Prior Notice Filing under its Blanket Certificate to the FERC in March 2025 requesting to construct, own, operate, and maintain approximately 5.5 miles of 10-inch looping pipeline in Wicomico County, Maryland. The project is necessary to comply with pipeline integrity management regulations of the Pipeline and Hazardous Materials Safety Administration ("PHMSA").
Capital Cost Surcharge: In March 2025, Eastern Shore submitted an annual true-up filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with a PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. There was no impact to the currently effective surcharge as a result of this filing. The FERC issued an order approving the surcharge as filed effective April 1, 2025.
TCJA

In connection with the TCJA, which was signed into law in December 2017, customer rates for our regulated businesses were adjusted as approved by the regulators. Regulatory liabilities related to accumulated deferred income taxes (“ADIT”) associated with the TCJA amounted to $84.3 million and $84.6 million at March 31, 2025 and December 31, 2024, respectively. With the exception of the ADIT balance of $34.2 million attributable to Eastern Shore, such amounts are being amortized in accordance with approvals received from the Delaware, Maryland, and Florida PSCs in 2018 and 2019. The ADIT balance attributable to Eastern Shore will be addressed in its next rate case filing.

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
As of March 31, 2025 and December 31, 2024, we had approximately $3.3 million and $3.2 million, respectively, in environmental liabilities related to the former MGP sites, and related regulatory assets of approximately $0.3 million and $0.3 million at the respective balance sheet dates for future recovery of environmental costs from customers.
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
Remediation is ongoing for the MGPs in Winter Haven and Key West, Florida and in Seaford, Delaware. The remaining clean-up costs are estimated to range from $0.3 million to $0.8 million for these three sites. The Environmental Protection Agency has approved a "site-wide ready for anticipated use" status for the Sanford, Florida

MGP site, which is the final step before delisting a site. The remaining remediation expenses for the Sanford MGP site are not material.
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach, Florida site. Similar remedial actions have been initiated on the site's west parcel, and construction of the systems required to remediate the site are now complete with remediation activities ongoing as of March 31, 2025. Remaining remedial costs for West Palm Beach, including completion of the construction for the system start-up on the west parcel, and continued operation and maintenance, are estimated to take between five and fifteen years of operation, maintenance and monitoring, and final site work for closeout of the property is estimated to be between $2.8 million and $5.2 million.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this standard, it must provide an Adequate Assurance of Performance which can include an irrevocable letter of credit, a prepayment, a security interest in an asset or a performance bond or guaranty. As of March 31, 2025, FPU was in compliance with all of the requirements of its supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2025 was $38.0 million. The aggregate amount guaranteed related to our subsidiaries at March 31, 2025 was $28.6 million with the guarantees expiring on various dates through March 2026. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at March 31, 2025 was $5.2 million.
As of March 31, 2025, we have issued letters of credit totaling $7.6 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through February 2026 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

8.    Segment Information
We use the management approach to identify operating segments. We organize our business around differences in regulatory environment and/or products or services, and the operating results of each segment are regularly reviewed by the chief operating decision maker, our President and Chief Executive Officer ("CEO"), in order to make decisions about resources and to assess performance.
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
•Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane distribution operations, mobile compressed natural gas distribution and pipeline solutions operations, and sustainable energy investments including renewable natural gas-related investments. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services.

The remainder of our operations are presented as “Other Businesses and Eliminations,” which consists of unregulated subsidiaries that own real estate leased to the Company, as well as certain corporate costs not allocated to other operations.

The following table presents information about our reportable segments:

	Three Months Ended March 31,
	2025				2024
(in millions)	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$199.2	$99.5	$—	$298.7	$167.9	$77.8	$—	$245.7
Intersegment revenues (2)	0.4	7.2	(7.6)	—	0.5	5.3	(5.8)	—
	199.6	106.7	(7.6)	298.7	168.4	83.1	(5.8)	245.7
Less:
Natural gas, propane and electric costs	71.5	52.2	(7.4)	116.3	49.9	37.1	(5.8)	81.2
Operations and maintenance expenses	41.7	21.8	(0.1)	63.4	39.0	18.6	(0.1)	57.5
Depreciation and amortization	17.6	4.9	—	22.5	12.5	4.5	—	17.0
Other segment items (3)	8.3	1.5	(0.1)	9.7	8.9	1.5	—	10.4
Segment operating income	$60.5	$26.3	$—	$86.8	$58.1	$21.4	$0.1	$79.6
Other income, net				0.6				0.2
Interest charges				18.1				17.0
Income before income taxes				69.3				62.8
Income taxes				18.4				16.6
Net Income				$50.9				$46.2

Capital expenditures	$96.1	$14.8	$2.0	$112.9	$59.9	$9.8	$0.9	$70.6
(1) Other revenues and other operating income (loss) amounts are attributable to eliminations and unregulated subsidiaries that own real estate leased to the Company.
(2) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.
(3) Other segment items for each reportable segment include: Regulated - Other taxes and transaction and transition costs related to the integration of FCG; Unregulated - Other taxes.

(in millions)	March 31, 2025	December 31, 2024
Identifiable Assets
Regulated Energy segment	$3,128.9	$3,042.9
Unregulated Energy segment	488.2	486.4
Other Businesses and Eliminations	47.5	47.7
Total Identifiable Assets	$3,664.6	$3,577.0

9.    Stockholders' Equity
Common Stock Issuances
We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and other plans. Depending on our capital needs and subject to market conditions, we may issue additional shares under the direct stock purchase component of the DRIP in addition to other possible debt and equity offerings. In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million. This current ATM program is active through November 2027. For the three months ended March 31, 2025 and 2024, we received net proceeds of $19.8 million and $0.1 million, respectively, associated with shares issued under the direct stock purchase and waiver components of the DRIP as well as shares issued under our ATM program.

Accumulated Other Comprehensive Loss

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following tables present the changes in the balances of accumulated other comprehensive loss components for the three months ended March 31, 2025 and 2024. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contract	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in millions)
As of December 31, 2024	$(2.1)	$0.4	$—	$(1.7)
Other comprehensive income (loss) before reclassifications	—	0.7	(0.7)	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	(0.1)	(0.6)
Net current-period other comprehensive income (loss)	—	0.2	(0.8)	(0.6)
As of March 31, 2025	$(2.1)	$0.6	$(0.8)	$(2.3)

As of December 31, 2023	$(2.6)	$(0.3)	$0.1	$(2.8)
Other comprehensive income before reclassifications	—	1.5	0.4	1.9
Amounts reclassified from accumulated other comprehensive loss	—	(0.8)	(0.1)	(0.9)
Net prior-period other comprehensive income (loss)	—	0.7	0.3	1.0
As of March 31, 2024	$(2.6)	$0.4	$0.4	$(1.8)

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

10.    Employee Benefit Plans
Net periodic (benefit) cost for the FPU Pension Plan for the three months ended March 31, 2025 and 2024 is set forth in the following table:

	Three Months Ended
	March 31,
	2025	2024
(in millions)
Interest cost	$0.6	$0.6
Expected return on plan assets	(0.7)	(0.7)
Amortization of net loss	—	0.1
Total periodic (benefit) cost	$(0.1)	$—

Net periodic costs for our other pension and postretirement benefit plans were not material for the three months ended March 31, 2025 and 2024. In addition, total amounts reclassified from accumulated other comprehensive income (loss) and regulatory assets related to all pension and postretirement benefit plans were not material during the three months ended March 31, 2025 and 2024.

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
During the three months ended March 31, 2025, there were no contributions to the FPU Pension Plan and we do not expect to contribute to the FPU Pension Plan during 2025. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under these other postretirement benefit plans for the three months ended March 31, 2025 were not material. We expect to pay total cash benefits of approximately $0.3 million for these other postretirement benefit plans in 2025.

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
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the condensed consolidated balance sheets, had a fair value of $14.4 million at both March 31, 2025 and December 31, 2024. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
(in millions)
Awards to key employees	$2.1	$1.9
Awards to non-employee directors	0.2	0.2
Total compensation expense	2.3	2.1
Less: tax benefit	(0.6)	(0.5)
Share-based compensation amounts included in net income	$1.7	$1.6
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
The table below presents the summary of the stock activity for awards to key employees for the three months ended March 31, 2025:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value/Share
Outstanding—December 31, 2024	253	$117.96
Granted	95	$125.55
Vested	(37)	$129.97
Expired	(26)	$113.44
Outstanding—March 31, 2025	285	$115.55
During the three months ended March 31, 2025, we granted awards of 95 thousand shares of common stock to officers and key employees under the SICP, including awards granted in February 2025. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2027.
In March 2025, upon the election by certain of our executive officers and key employees, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in March 2025 for the performance period ended December 31, 2024. We paid the balance of such awarded shares to each such executive officer and remitted cash equivalent to the withheld shares to the appropriate taxing authorities. We withheld 8 thousand shares based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $1.0 million.

At March 31, 2025, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $36.7 million. At March 31, 2025, there was approximately $13.3 million of unrecognized compensation cost related to these awards, which will be recognized through 2027.

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
At March 31, 2025, there was $0.1 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2025.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of March 31, 2025, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of March 31, 2025, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	6.3	Cash flow hedges	March 2027

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in April 2025 through March 2027) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. The amount of unrealized gains that we expect to reclassify from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the 12-month period ended March 31, 2026 is $0.6 million.

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

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the consolidated balance sheets which had a balance of $2.4 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively.

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk related contingency. Fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, are as follows:

	Derivative Assets
		Fair Value As Of
(in millions)	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$0.6	$0.6
Interest rate swap agreements	Derivative assets, at fair value	0.1	0.1
Total Derivative Assets (1)		$0.7	$0.7
 (1) Derivative assets, at fair value, include $0.6 million in current assets in the condensed consolidated balance sheet at March 31, 2025 and $0.6 million at December 31, 2024, with the remainder of the balances classified as long-term.

	Derivative Liabilities
		Fair Value As Of
(in millions)	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$—	$—
Interest rate swap agreements	Derivative liabilities, at fair value	1.0	0.1
Total Derivative Liabilities (1)		$1.0	$0.1
(1) Derivative liabilities, at fair value, include $0.1 million in current liabilities in the condensed consolidated balance sheet at March 31, 2025 and no current derivative liabilities at December 31, 2024, with the remainder of the balances classified as long-term.

The effects of gains and losses from derivative instruments on the condensed consolidated statements of income are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended March 31,
(in millions)	(Loss) on Derivatives	2025	2024
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	$—	$(0.3)
Propane swap agreements	Unregulated propane and natural gas costs	0.7	1.4
Interest rate swap agreements	Interest expense	0.1	0.2
Total		$0.8	$1.3

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements Using:
As of March 31, 2025	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—guaranteed income fund	$1.0	$—	$—	$1.0
Investments—mutual funds and other	13.4	13.4	—	—
Total investments	14.4	13.4	—	1.0
Derivative assets	0.7	—	0.7	—
Total assets	$15.1	$13.4	$0.7	$1.0
Liabilities:
Derivative liabilities	$1.0	$—	$1.0	$—

		Fair Value Measurements Using:
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—guaranteed income fund	$1.1	$—	$—	$1.1
Investments—mutual funds and other	13.3	13.3	—	—
Total investments	14.4	13.3	—	1.1
Derivative assets	0.7	—	0.7	—
Total assets	$15.1	$13.3	$0.7	$1.1
Liabilities:
Derivative liabilities	$0.1	$—	$0.1	$—

The changes in the fair value of Level 3 investments for the three months ended March 31, 2025 and 2024 were not material. Investment income from the Level 3 investments is reflected in other income, net in the condensed consolidated statements of income.

At March 31, 2025, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At March 31, 2025, long-term debt, which includes current maturities but excludes debt issuance costs, had both a carrying value and estimated fair value of approximately $1.3 billion. At December 31, 2024, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $1.3 billion compared to an estimated fair value of $1.2 billion. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	March 31,	December 31,
(in millions)	2025	2024
Uncollateralized Senior Notes:
5.68% notes, due June 2026	$5.8	$5.8
6.39% notes, due December 2026	100.0	100.0
6.44% notes, due December 2027	100.0	100.0
6.43% notes, due May 2028	2.8	2.8
3.73% notes, due December 2028	8.0	8.0
6.45% notes, due December 2028	100.0	100.0
3.88% notes, due May 2029	25.0	25.0
5.20% notes, due October 2029	100.0	100.0
6.62% notes, due December 2030	100.0	100.0
3.25% notes, due April 2032	50.8	52.5
6.71% notes, due December 2033	100.0	100.0
2.98% notes, due December 2034	70.0	70.0
3.00% notes, due July 2035	50.0	50.0
2.96% notes, due August 2035	40.0	40.0
2.49% notes, due January 2037	50.0	50.0
5.43% notes, due March 2038	80.0	80.0
3.48% notes, due May 2038	50.0	50.0
3.58% notes, due November 2038	50.0	50.0
6.73% notes, due December 2038	50.0	50.0
3.98% notes, due August 2039	100.0	100.0
2.95% notes, due March 2042	50.0	50.0
Equipment security note
2.46% note, due September 2031	6.5	6.7
Less: debt issuance costs	(3.4)	(3.6)
Total long-term debt	1,285.5	1,287.2
Less: current maturities	(25.5)	(25.5)
Total long-term debt, net of current maturities	$1,260.0	$1,261.7

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

Shelf Agreements

We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026, however neither of such lenders have any obligation to purchase debt thereunder. At March 31, 2025, a total of $255.0 million of borrowing capacity was available under these Shelf Agreements.

15.    Short-Term Borrowings
As of March 31, 2025, we are authorized by our Board of Directors to borrow up to $450.0 million of short-term debt, as required. At March 31, 2025 and December 31, 2024, we had $215.4 million and $196.5 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.08 percent and 5.06 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at March 31, 2025.

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

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2025, we were in compliance with this covenant.

Our total available credit under the Revolver at March 31, 2025 was $227.0 million. As of March 31, 2025, we had issued $7.6 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at March 31, 2025, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of March 31, 2025, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. Total operating lease cost and cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated financial statements were not material as of March 31, 2025 and 2024.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheets at March 31, 2025 and December 31, 2024:

(in millions)	Balance sheet classification	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$9.7	$10.5
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1.9	$2.4
Noncurrent
Operating lease liabilities	Operating lease - liabilities	8.4	8.7
Total lease liabilities		$10.3	$11.1

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating leases at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	7.9	7.7
Weighted-average discount rate
Operating leases	3.5%	3.5%

The following table presents the future undiscounted maturities of our operating and financing leases at March 31, 2025 and for each of the next five years and thereafter:

(in millions)	Operating Leases (1)
Remainder of 2025	$1.7
2026	1.8
2027	1.6
2028	1.3
2029	1.2
2030	1.1
Thereafter	3.0
Total lease payments	11.7
Less: Interest	(1.4)
Present value of lease liabilities	$10.3
    (1) Operating lease payments include $2.0 million related to options to extend lease terms that are reasonably certain of being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2024, including the audited consolidated financial statements and notes thereto.
Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q (this "Quarterly Report") that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A., Risk Factors in our 2024 Annual Report on Form 10-K, the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:
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
•changes in the current political environment, including the effects the Presidential administration could have on energy policy, the economy and consumer confidence;
•possible increased federal, state and local regulation of the safety of our operations;
•the availability and reliability of adequate technology, including our ability to adapt to technological advances, effectively implement new technologies and manage the related costs;
•the inherent hazards and risks involved in transporting and distributing natural gas, electricity and propane;
•the economy in our service territories or markets, the nation, and worldwide, including the impact of economic conditions (which we do not control) such as the risk and uncertainties associated with tariffs and trade wars, on demand for natural gas, electricity, propane or other fuels;
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

Our strategy is focused on growing earnings from a stable regulated energy delivery foundation and investing in related businesses and services that together provide opportunities for returns greater than traditional utility returns. We seek to identify and develop opportunities across the energy value chain, with emphasis on regulated midstream and downstream investments that are accretive to earnings per share and create opportunities to continue our record of top tier returns on equity relative to our peer group. The Company’s growth strategy includes the continued investment and expansion of the Company’s regulated operations that provide a stable base of earnings, as well as investments in other related non-regulated businesses and services including sustainable investments, such as renewable natural gas-related investments.

Currently, our growth strategy is focused on the following platforms, including:
•Prudently deploying investment capital.
◦Optimizing the earnings growth in our existing businesses, which includes organic growth, territory expansions, and new products and services.
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
Sustainability Across the Company
Our focus on sustainability is supported and shared across the organization by the dedication and efforts of our Board of Directors and its Committees, as well as the entrepreneurship and dedication of our team. As stewards of long-term enterprise value, our Board of Directors is committed to overseeing the sustainability of the Company, its environmental stewardship initiatives, its safety and operational compliance practices.

These commitments guide our mission to deliver energy that makes life better for the people and communities we serve. They impact every aspect of the relationships we have with our stakeholders. Beginning in 2024, we unveiled our first in a continuing series of sustainability micro-reports. We encourage our investors to review the micro-reports, as well as prior sustainability reports, which can be accessed on our website, and welcome feedback as we continue to enhance our sustainability disclosures.

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

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the three months ended March 31, 2025 and 2024:

Adjusted Gross Margin

	For the Three Months Ended March 31, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$199.6	$106.7	$(7.6)	$298.7
Cost of Sales:
Natural gas, propane and electric costs	(71.5)	(52.2)	7.4	(116.3)
Depreciation & amortization	(17.6)	(4.9)	—	(22.5)
Operations & maintenance expenses (1)	(13.3)	(9.7)	0.3	(22.7)
Gross Margin (GAAP)	97.2	39.9	0.1	137.2
Operations & maintenance expenses (1)	13.3	9.7	(0.3)	22.7
Depreciation & amortization	17.6	4.9	—	22.5
Adjusted Gross Margin (Non-GAAP)	$128.1	$54.5	$(0.2)	$182.4

	For the Three Months Ended March 31, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$168.4	$83.1	$(5.8)	$245.7
Cost of Sales:
Natural gas, propane and electric costs	(49.9)	(37.1)	5.8	(81.2)
Depreciation & amortization	(12.5)	(4.5)	—	(17.0)
Operations & maintenance expenses (1)	(12.7)	(8.4)	—	(21.1)
Gross Margin (GAAP)	93.3	33.1	—	126.4
Operations & maintenance expenses (1)	12.7	8.4	—	21.1
Depreciation & amortization	12.5	4.5	—	17.0
Adjusted Gross Margin (Non-GAAP)	$118.5	$46.0	$—	$164.5
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

2025 to 2024 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended March 31, 2025 was $97.2 million, an increase of $3.9 million, or 4.2 percent, compared to the same period in 2024. The increase in gross margin largely reflects incremental margin from regulatory initiatives and infrastructure programs, organic growth in our natural gas distribution businesses, pipeline expansion projects, and increased customer consumption.

2025 to 2024 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended March 31, 2025 was $39.9 million, an increase of $6.8 million, or 20.5 percent, compared to the same period in 2024. The increase in gross margin was primarily attributable to an increased level of customer consumption in our propane distribution business and greater demand for virtual pipeline services.

Adjusted Net Income and Adjusted EPS

	Three Months Ended
	March 31,
(dollars in millions, shares in thousands (except per share data))	2025	2024
Net Income (GAAP)	$50.9	$46.2
FCG transaction and transition-related expenses, net (1)	0.2	0.6
Adjusted Net Income (Non-GAAP)	$51.1	$46.8

Weighted average common shares outstanding - diluted	23,041	22,306

Earnings Per Share - Diluted (GAAP)	$2.21	$2.07
FCG transaction and transition-related expenses, net (1)	0.01	0.03
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$2.22	$2.10
(1) Transaction and transition-related expenses represent non-recurring costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding, and legal fees.

2025 to 2024 Net Income (GAAP) Variance
Net income (GAAP) for the quarter ended March 31, 2025 was $50.9 million, or $2.21 per share, compared to $46.2 million, or $2.07 per share, for the same quarter of 2024. Net income for the three months ended March 31, 2025 and 2024, included $0.2 million and $0.6 million, respectively, of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $4.3 million or 9.2 percent compared to the prior-year period.

Results of Operations for the Three Months Ended March 31, 2025

Operational Highlights

Our adjusted net income for the three months ended March 31, 2025 was $51.1 million, or $2.22 per share, compared to $46.8 million, or $2.10 per share, for the same quarter of 2024. Operating income for the first quarter of 2025 was $86.8 million, an increase of $7.2 million compared to the same period in 2024. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $6.6 million or 8.2 percent compared to the prior-year period. Adjusted gross margin in the first quarter of 2025 was primarily driven by increased customer consumption resulting from year-over-year colder temperatures in our Mid-Atlantic and Ohio service territories, incremental margin from regulatory initiatives and infrastructure programs, increased demand for virtual pipeline services, natural gas organic growth and pipeline expansion projects. Higher operating expenses in the first quarter of 2025 were driven largely by the absence of a RSAM adjustment from FCG, increased payroll, benefits and other employee-related expenses, and higher depreciation attributable to growth projects. Additional expenses associated with facilities, maintenance and outside services, and higher insurance costs also contributed to the increase in operating expenses compared to the prior-year period.

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)
(in millions, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$128.1	$118.5	$9.6
Unregulated Energy segment	54.5	46.0	8.5
Other Businesses and Eliminations	(0.2)	—	(0.2)
Total Adjusted Gross Margin	$182.4	$164.5	$17.9

Operating Income
Regulated Energy segment	$60.5	$58.1	$2.4
Unregulated Energy segment	26.3	21.4	4.9
Other Businesses and Eliminations	—	0.1	(0.1)
Total Operating Income	86.8	79.6	7.2
Other income, net	0.6	0.2	0.4
Interest charges	18.1	17.0	1.1
Income Before Income Taxes	69.3	62.8	6.5
Income taxes	18.4	16.6	1.8
Net Income	$50.9	$46.2	$4.7

Weighted Average Common Shares Outstanding:
Basic	22,957	22,250	707
Diluted	23,041	22,306	735

Earnings Per Share of Common Stock
Basic	$2.22	$2.07	$0.15
Diluted	$2.21	$2.07	$0.14

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$50.9	$46.2	$4.7
FCG transaction and transition-related expenses, net (1)	0.2	0.6	(0.4)
Adjusted Net Income (Non-GAAP)	$51.1	$46.8	$4.3

Earnings Per Share - Diluted (GAAP)	$2.21	$2.07	$0.14
FCG transaction and transition-related expenses, net (1)	0.01	0.03	(0.02)
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$2.22	$2.10	$0.12
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the first quarter of 2024 and 2025 included:

(in millions, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
First Quarter of 2024 Adjusted Results (1)	$63.7	$46.8	$2.10

Increased Adjusted Gross Margins:
Changes in customer consumption	5.5	4.1	0.18
Increased demand for virtual pipeline services	3.6	2.6	0.11
Contributions from regulated infrastructure programs (2)	3.4	2.5	0.11
Natural gas growth (excluding service expansions)	2.2	1.6	0.07
Natural gas transmission service expansions, including interim services (2)	2.2	1.6	0.07
Interim rates from recent rate case activities (2)	1.5	1.1	0.05
Increased propane margins and fees	0.4	0.3	0.01
	18.8	13.8	0.60

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Depreciation, amortization and property tax costs	(5.2)	(3.8)	(0.17)
Payroll, benefits and other employee-related expenses	(4.5)	(3.3)	(0.14)
Credit, collections and customer service expenses	(0.7)	(0.5)	(0.02)
Facilities expenses, maintenance costs and outside services	(0.5)	(0.4)	(0.02)
Insurance related costs	(0.4)	(0.3)	(0.01)
	(11.3)	(8.3)	(0.36)

Interest charges	(1.1)	(0.8)	(0.04)
Increase in shares outstanding due to 2024 and 2025 equity offerings (3)	—	—	(0.07)
Net other changes	(0.5)	(0.4)	(0.01)
	(1.6)	(1.2)	(0.12)
First Quarter of 2025 Adjusted Results (1)	$69.6	$51.1	$2.22

(1) Transaction and transition-related expenses attributable to the acquisition and integration of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See reconciliations above for a detailed comparison to the related GAAP measures.
(2) See the Major Projects and Initiatives table.
(3) Reflects the impact of common shares issued under the DRIP and ATM program.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We continuously pursue and develop additional projects and regulatory initiatives to serve existing and new customers, further grow our businesses and earnings, and increase shareholder value. The following table includes all major projects and initiatives that are currently underway or recently completed. Our practice is to add incremental margin associated with new projects and regulatory initiatives to this table once negotiations or details are substantially final and/or the associated earnings can be estimated. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year.

	Adjusted Gross Margin
	Three Months Ended		Year Ended	Estimate for
	March 31,		December 31,	Fiscal
(in millions)	2025	2024	2024	2025	2026
Pipeline Expansions:
St. Cloud / Twin Lakes Expansion	$0.1	$0.1	$0.6	$2.8	$3.8
Wildlight	0.5	0.2	1.5	3.0	4.3
Newberry	0.6	—	1.4	2.6	2.6
Worcester Resiliency Upgrade	—	—	—	—	9.1
Boynton Beach	0.5	—	—	3.0	3.4
New Smyrna Beach	—	—	—	1.7	2.6
Central Florida Reinforcement	0.3	—	0.1	2.0	4.3
Warwick	0.5	—	0.4	1.9	1.9
Renewable Natural Gas Supply Projects	—	—	—	4.5	6.7
Miami Inner Loop	—	—	—	0.6	3.6
Total Pipeline Expansions	2.5	0.3	4.0	22.1	42.3

CNG/RNG/LNG Transportation and Infrastructure	7.0	3.4	16.4	20.0	20.7

Regulatory Initiatives:
Florida GUARD program	1.5	0.6	3.6	6.9	9.9
FCG SAFE Program	1.7	0.4	3.8	8.5	12.0
Capital Cost Surcharge Programs	1.5	0.8	3.2	5.7	7.1
Electric Storm Protection Plan	1.1	0.6	3.2	5.9	8.8
Maryland Rate Case	—	—	—	2.0	3.5
Delaware Rate Case (1)	0.8	—	0.6	4.7	6.1
Electric Rate Case (1)	0.7	—	0.3	7.1	8.6
Total Regulatory Initiatives	7.3	2.4	14.7	40.8	56.0

Total	$16.8	$6.1	$35.1	$82.9	$119.0

(1) Includes adjusted gross margin attributable to interim rates during 2024 and 2025. See additional information provided below.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dts/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. This project was placed into service during July 2023 and generated consistent adjusted gross margin of $0.1 million for the three months ended March 31, 2025. We expect this extension to generate annual adjusted gross margin of approximately $0.6 million in 2025 and annually thereafter.

In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to its Transportation Service Agreement with FPU for a project that will support additional supply to communities in the St. Cloud, Florida area. The project is driven by the need to expand gas service to future communities that are expected in that area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the expected new growth. The expansion will provide FPU with an additional 10,000 Dts/d. The Florida PSC approved the project in May 2024, and it is expected to be complete in the fourth quarter of 2025. We expect this expansion to generate annual adjusted gross margin of approximately $2.2 million in 2025 and $3.2 million annually thereafter.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The petition was approved by the Florida PSC in November 2022. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The project generated additional adjusted gross margin of $0.3 million for the three months ended March 31, 2025 and is expected to contribute adjusted gross margin of approximately $3.0 million in 2025 and $4.3 million annually thereafter.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company-owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024, and conversions of the community gas systems commenced in the second quarter of 2024. The project generated additional adjusted gross margin of $0.6 million for the three months ended March 31, 2025, and is expected to contribute adjusted gross margin of approximately $2.6 million in 2025 and annually thereafter.

Worcester Resiliency Upgrade
In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. In January 2025, the FERC approved the project, and construction is expected to be complete in the second quarter of 2026. The project is expected to contribute adjusted gross margin of approximately $9.1 million in 2026.

East Coast Reinforcement Projects (Boynton Beach and New Smyrna Beach)
In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. Construction is projected to be complete in the second and fourth quarters of 2025 for New Smyrna Beach and Boynton Beach, respectively. The projects generated additional adjusted gross margin of $0.5 million for the three months ended March 31, 2025 and are expected to contribute adjusted gross margin of approximately $4.7 million in 2025 and $6.0 million annually thereafter.

Central Florida Reinforcement Projects (Plant City and Lake Mattie)
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system around the Plant City and Lake Mattie areas of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. The Plant City project was completed in the fourth quarter of 2024, and the Lake Mattie project is projected to be completed during the fourth quarter of 2025. The completed project generated additional adjusted gross margin of $0.3 million for the three months ended March 31, 2025 and both projects are expected to contribute total adjusted gross margin of approximately $2.0 million in 2025 and $4.3 million annually thereafter.

Warwick Pipeline Project
In July 2024, we announced plans to extend Eastern Shore's transmission deliverability by constructing an additional 4.4 miles of six inch steel pipeline. The project will reinforce the supply and growth for our Delaware division distribution system and expand natural gas service further into Maryland for anticipated future growth. This project was placed into service during the fourth quarter of 2024, generated additional adjusted gross margin of $0.5 million for the three months ended March 31, 2025, and is expected to contribute adjusted gross margin of approximately $1.9 million in 2025 and annually thereafter.

Renewable Natural Gas Supply Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of its Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at its July 2024 meeting with the projects estimated to be completed throughout 2025. These three renewable projects are projected to generate total adjusted gross margin of approximately $4.5 million in 2025 and $6.7 million annually thereafter.

Miami Inner Loop Pipeline Projects
In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance the infrastructure in Miami-Dade county. The proposed expansion consists of the development of several pipeline projects to support growth and support FCG's distribution system in the area and also enhance FCG's ability to obtain gas from various access points in the Miami-Dade county area. The expansion was approved in February 2025 and construction is expected to be complete in the second half of 2025. The expansion is expected to contribute adjusted gross margin of approximately $0.6 million in 2025 and $3.6 million annually thereafter.

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

We estimate annual adjusted gross margin, including amounts attributable to the Full Circle Dairy and Noble Road projects described below, of approximately $20.0 million in 2025 and $20.7 million in 2026 for these transportation related services, with potential for additional growth in future years.

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

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period. For the three months ended March 31, 2025, there was $0.9 million of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $6.9 million of adjusted gross margin in 2025 and $9.9 million in 2026.

FCG SAFE Program
In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Florida PSC approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period. For the three months ended March 31, 2025, there was $1.3 million of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $8.5 million of adjusted gross margin in 2025 and $12.0 million in 2026.

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

Capital Cost Surcharge Programs
In December 2024, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC issued an order approving the surcharge as filed in December 2024. The combined revised surcharge became effective January 1, 2025. In March 2025, Eastern Shore submitted an annual true-up filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with a PHMSA regulation. There was no impact to the currently effective surcharge as a result of this filing. The FERC issued an order approving the surcharge as filed effective April 1, 2025. For the three months ended March 31, 2025, there was $0.7 million of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $5.7 million in 2025 and $7.1 million in 2026 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. In October 2024, the Florida PSC approved the Company's projected 2025 SPP costs for both capital and operating expenses. For the three months ended March 31, 2025, this initiative generated additional adjusted gross margin of $0.5 million and is expected to generate $5.9 million of adjusted gross margin in 2025 and $8.8 million in 2026. We expect continued investment under the SPP going forward.

Maryland Natural Gas Rate Case
In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, the “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland OPC and PSC staff reached a settlement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the related settlement agreement in part. The $2.6 million increase in annual base rates was approved and the Company filed a Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing was held in March 2025, during which Phase II was approved, including an additional $0.9 million in revenue requirement for a total cumulative increase of $3.5 million. A final order was issued in April 2025 and included approval of the consolidation of the operations of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity which was renamed and will operate as Chesapeake Utilities of Maryland, Inc. The proceeding is expected to result in additional adjusted gross margin of approximately $2.0 million in 2025 and $3.5 million annually thereafter.

Maryland Natural Gas Depreciation Study
In January 2024, our natural gas distribution businesses in Maryland filed a joint petition for approval of its proposed unified depreciation rates with the Maryland PSC. A settlement among the Company, PSC staff and the Maryland OPC was reached and the final order approving the related settlement agreement went into effect in July 2024, with new depreciation rates effective as of January 1, 2023. The approved depreciation rates resulted in an annual reduction in depreciation expense of approximately $1.2 million.

Delaware Natural Gas Rate Case
In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective October 2024. A settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached providing an annual revenue increase of $6.1 million, dividing the rate case into two phases and suspending the procedural schedule. The related, fully executed settlement agreement has been filed in the docket and awaits Delaware PSC approval, with a hearing scheduled in May 2025. Interim rates, set to recover the $6.1 million increase, went into effect in March 2025. A procedural schedule is pending in Phase II which will address tariff-related changes including rate design. For the three months ended March 31, 2025, there was $0.8 million of incremental adjusted gross margin generated and final rates are expected to generate approximately $4.7 million of adjusted gross margin in 2025 and $6.1 million in 2026.

FPU Electric Rate Case
In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million were approved with an effective date of November 1, 2024. In March 2025, the Florida PSC approved the permanent rate increase, but the order was subsequently protested. In May 2025, the Company reached a settlement agreement with the interested parties to resolve all outstanding issues in its current base rate case, which was filed as a joint motion for approval with the Florida PSC. This settlement allows for a total revenue increase of approximately $8.6 million on an annual basis. The Company anticipates this agreement to be on the Florida PSC hearing agenda for review and approval in June 2025. For the three months ended March 31, 2025, there was $0.7 million of incremental adjusted gross margin generated and final rates are expected to generate approximately $7.1 million of adjusted gross margin in 2025 and $8.6 million in 2026.

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
For the three months ended March 31, 2025, higher consumption which includes the effects of colder weather conditions, largely in our Ohio and Delmarva service areas, compared to the prior-year period resulted in a $5.5 million increase in adjusted gross margin.
The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024	Variance
Delmarva Peninsula
Actual HDD	2,210	1,962	248
10-Year Average HDD ("Normal")	2,146	2,221	(75)
Variance from Normal	64	(259)
Florida
Actual HDD	580	470	110
10-Year Average HDD ("Normal")	483	470	13
Variance from Normal	97	—
Florida City Gas
Actual HDD	300	214	86
10-Year Average HDD ("Normal")	221	227	(6)
Variance from Normal	79	(13)
Ohio
Actual HDD	3,087	2,659	428
10-Year Average HDD ("Normal")	2,801	2,965	(164)
Variance from Normal	286	(306)
Florida
Actual CDD	189	181	8
10-Year Average CDD ("Normal")	217	217	—
Variance from Normal	(28)	(36)

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula and at our Florida natural gas distribution business increased by approximately 4.0 percent and 3.0 percent, respectively, for the three months ended March 31, 2025.

The details of the adjusted gross margin increase are provided in the following table:

	Three Months Ended
	March 31, 2025
(in millions)	Delmarva Peninsula	Florida
Customer Growth:
Residential	$0.6	$1.1
Commercial and industrial	0.1	0.4
Total Customer Growth	$0.7	$1.5

Regulated Energy Segment

For the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024	Increase (Decrease)
(in millions)
Revenue	$199.6	$168.4	$31.2
Regulated natural gas and electric costs	71.5	49.9	21.6
Adjusted gross margin (1)	128.1	118.5	9.6
Operations & maintenance	39.4	36.7	2.7
Depreciation, amortization and property taxes	25.9	21.0	4.9
Other taxes	2.0	1.8	0.2
FCG transaction and transition-related expenses (2)	0.3	0.9	(0.6)
Total operating expenses	67.6	60.4	7.2
Operating income	$60.5	$58.1	$2.4
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

Operating income for the Regulated Energy segment for the first quarter of 2025 was $60.5 million, an increase of $2.4 million or 4.1 percent, over the same period in 2024. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $1.8 million or 3.1 percent compared to the same period in 2024. Higher operating income reflects incremental margin from regulatory initiatives and infrastructure programs, organic growth in our natural gas distribution businesses, and pipeline expansion projects. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $7.8 million was largely attributable to the absence of a RSAM adjustment from FCG, increased payroll, benefits and other employee-related expenses, and higher depreciation attributable to growth projects.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in millions)
Margin from regulated infrastructure programs	$3.4
Natural gas growth including conversions (excluding service expansions)	2.2
Natural gas transmission service expansions, including interim services	2.2
Interim rates from recent rate case activities	1.5
Changes in customer consumption	0.7
Other variances	(0.4)
Quarter-over-quarter increase in adjusted gross margin	$9.6

The following narrative discussion provides further detail and analysis of the significant items in the table above:

Margin from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $3.4 million in the first quarter of 2025. The increase in adjusted gross margin was primarily related to FCG's SAFE program, Florida's GUARD program, Eastern Shore's Capital Cost Surcharge program, and FPU Electric's SPP. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $2.2 million from natural gas customer growth. Adjusted gross margin increased by $1.5 million for our Florida natural gas distribution service territories and $0.7 million on the Delmarva Peninsula for the three months ended March 31, 2025, as compared to the same period in 2024, due primarily to residential customer growth of 3.0 percent and 4.0 percent in Florida and on the Delmarva Peninsula, respectively.

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $2.2 million for the three months ended March 31, 2025 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Interim Rates from Recent Rate Case Activities
Interim rates associated with the Delaware natural gas rate case and Florida Electric base rate case contributed additional adjusted gross margin of $1.5 million for the three months ended March 31, 2025. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Changes in Customer Consumption
Increased customer consumption, inclusive of weather-related consumption, contributed additional adjusted gross margin of $0.7 million for the three months ended March 31, 2025.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in millions)
Depreciation, amortization and property tax costs	$4.9
Payroll, benefits and other employee-related expenses	2.5
Insurance related costs	0.6
Credit, collections and customer service costs	0.5
Facilities expenses, maintenance costs and outside services	(0.7)
FCG transaction and transition-related expenses (1)	(0.6)
Quarter-over-quarter increase in operating expenses	$7.2
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Unregulated Energy Segment

For the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024	Increase
(in millions)
Revenue	$106.7	$83.1	$23.6
Unregulated propane and natural gas costs	52.2	37.1	15.1
Adjusted gross margin (1)	54.5	46.0	8.5
Operations & maintenance	21.9	18.6	3.3
Depreciation & amortization and property tax costs	5.5	5.2	0.3
Other taxes	0.8	0.8	—
Total operating expenses	28.2	24.6	3.6
Operating income	$26.3	$21.4	$4.9
(1) Adjusted Gross Margin is a non-GAAP measure utilized by management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the first quarter of 2025 reflect a $4.9 million improvement compared to the same period in 2024. The increase in adjusted gross margin in the Unregulated Energy segment during the first quarter of 2025 was primarily due to increased consumption in our propane distribution business as well as increased levels of virtual pipeline services. These improvements were partially offset by an increase in operating expenses which included higher payroll, benefits and other employee-related expenses as well as increased facilities and maintenance costs compared to the prior-year period.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in millions)
Propane Operations
Increased propane customer consumption	$4.2
Increased propane margins and service fees	0.4
CNG/RNG/LNG Transportation and Infrastructure
Increased level of virtual pipeline services	3.6
Aspire Energy
Increased customer consumption	0.6
Other variances	(0.3)
Quarter-over-quarter increase in adjusted gross margin	$8.5
The following narrative discussion provides further detail and analysis of the significant items in the table above.
Propane Operations
•Propane customer consumption - Adjusted gross margin increased by $4.2 million due to increased customer consumption resulting primarily from colder year-over-year weather in our Delmarva service territory.
•Increased propane margins and service fees - Adjusted gross margin increased by $0.4 million for the three months ended March 31, 2025, mainly due to increased margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
CNG/RNG/LNG Transportation and Infrastructure
•Increased level of virtual pipeline services - Adjusted gross margin increased by $3.6 million during the first quarter of 2025 as compared to the same period in the prior year due to higher levels of CNG and RNG hold services.
Aspire Energy
•Increased customer consumption - Adjusted gross margin increased by $0.6 million due to increased customer consumption during the current year primarily related to year-over-year colder weather in our Ohio service area.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in millions)
Payroll, benefits and other employee-related expenses	$2.0
Facilities expenses, maintenance costs and outside services	1.2
Depreciation, amortization and property tax costs	0.3
Other variances	0.1
Quarter-over-quarter increase in operating expenses	$3.6

OTHER INCOME, NET
For the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, amounted to $0.6 million in the first quarter of 2025 compared to $0.2 million during the prior-year period.
INTEREST CHARGES
For the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024
Interest charges for the three months ended March 31, 2025 increased by $1.1 million compared to the same period in 2024, attributable primarily to the Senior Notes issued in November 2024. Increased interest expense on higher average outstanding Revolver borrowings also contributed to the increase, partially offset by a lower weighted-average interest rate compared to the prior-year period. The weighted-average interest rate on our Revolver borrowings was 5.1 percent for the three months ended March 31, 2025 compared to 5.8 percent during the prior-year period.

INCOME TAXES
For the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024
Income tax expense was $18.4 million and $16.6 million for the quarters ended March 31, 2025 and March 31, 2024, respectively, resulting in an effective income tax rate of 26.6 percent and 26.4 percent, respectively, during the periods then ended.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures, which we believe will provide sufficient liquidity to fund our current obligations, debt service requirements and capital expenditures over the next twelve months.
We may also issue long-term debt and equity to fund capital expenditures and to maintain our capital structure within our target capital structure range. We maintain an effective shelf registration statement with the SEC for the issuance of shares of common stock in various types of equity offerings, including the DRIP and under an ATM equity program. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase and waiver components of the DRIP and/or under our ATM equity program.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $112.9 million for the three months ended March 31, 2025.

In the table below, we have provided the range of our forecasted capital expenditures for 2025:

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

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing political and economic conditions, supply chain disruptions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital and other factors discussed in Item 1A., Risk Factors, in our 2024 Annual Report on Form 10-K. Historically, actual capital expenditures have typically lagged behind the budgeted amounts. The timing of capital expenditures can vary based on delays in regulatory approvals, securing environmental approvals and other permits. The regulatory application and approval process has lengthened in the past few years, and we expect this trend to continue.
Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings. This commitment, along with adequate and timely rate relief for our regulated energy operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost, which will benefit our customers, creditors, employees and stockholders.
The following table presents our capitalization, excluding and including short-term borrowings, as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in millions)
Long-term debt, net of current maturities	$1,260.0	47%	$1,261.7	48%
Stockholders’ equity	1,447.3	53%	1,390.2	52%
Total capitalization, excluding short-term debt	$2,707.3	100%	$2,651.9	100%

	March 31, 2025		December 31, 2024
(in millions)
Short-term debt	$215.4	7%	$196.5	7%
Long-term debt, including current maturities	1,285.5	44%	1,287.2	45%
Stockholders’ equity	1,447.3	49%	1,390.2	48%
Total capitalization, including short-term debt	$2,948.2	100%	$2,873.9	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 49 percent as of March 31, 2025. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million. This current ATM program is active through November 2027. For the three months ended March 31, 2025 and 2024, we received net proceeds of $19.8 million and $0.1 million, respectively, associated with shares issued under the direct stock purchase and waiver components of the DRIP as well as shares issued under our ATM program.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026, however neither of such lenders have any obligation to purchase debt thereunder. At March 31, 2025, a total of $255.0 million of borrowing capacity was available under these Shelf Agreements.
All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-term Borrowings
As of March 31, 2025, we are authorized by our Board of Directors to borrow up to $450.0 million of short-term debt, as required. At March 31, 2025 and December 31, 2024, we had $215.4 million and $196.5 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.08 percent and 5.06 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at March 31, 2025.

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

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2025, we were in compliance with this covenant.

Our total available credit under the Revolver at March 31, 2025 was $227.0 million. As of March 31, 2025, we had issued $7.6 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$85.0	$97.3
Investing activities	(113.1)	(74.7)
Financing activities	20.9	(25.8)
Net decrease in cash and cash equivalents	(7.2)	(3.2)
Cash and cash equivalents—beginning of period	7.9	4.9
Cash and cash equivalents—end of period	$0.7	$1.7

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

During the three months ended March 31, 2025, net cash provided by operating activities was $85.0 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $79.0 million source of cash;
•An increased level of deferred taxes associated largely with incremental tax depreciation from growth investments resulted in a source of cash of $16.5 million;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $3.6 million source of cash; and
•Other working capital changes, impacted largely by an increase in net receivables and accrued compensation, resulted in a $14.1 million use of cash.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $113.1 million during the three months ended March 31, 2025, primarily attributable to $113.8 million related to new capital expenditures.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $20.9 million during the three months ended March 31, 2025 and was largely impacted by the following:
•Net proceeds of $19.8 million from the issuance of stock;
•Net borrowings under the Revolver of $20.3 million;
•A $14.5 million use of cash for dividend payments in 2025; and
•Long-term debt repayments of $2.0 million.
Off-Balance Sheet Arrangements
Our Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2025 was $38.0 million. The aggregate amount guaranteed related to our subsidiaries at March 31, 2025 was $28.6 million, with the guarantees expiring on various dates through March 2026. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at March 31, 2025 was $5.2 million.

As of March 31, 2025, we have issued letters of credit totaling $7.6 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through February 2026 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.
Contractual Obligations
There has been no material change in the contractual obligations presented in our 2024 Annual Report on Form 10-K.

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
Recent International Trade Developments
Recently, significant trade tariffs were enacted and proposed to be enacted through presidential executive orders affecting products exported by a number of U.S. trading partners. While some tariffs scheduled to take effect were temporarily suspended, broad tariffs remain in effect with the possibility of additional tariffs being imposed. Trade tariffs are likely to increase the cost of imported materials and equipment, disrupt supply chains, drive economic volatility, and create adverse capital and credit market conditions. For example, the cost of pipes, meters, transformers, and specialized equipment we use in our capital projects may materially increase thus increasing our overall investment in and cost of these projects. We are currently unable to predict the effects of the recently imposed and possible future tariffs on our business.

Additionally, the current presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion, commentary and actions regarding potential significant changes to U.S. trade policies, treaties and tariffs. In 2025, the President indicated that the United States would impose retaliatory measures with respect to jurisdictions that have or are likely to put in place tax rules that are extraterritorial or disproportionately affect U.S. companies. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, their ultimate impact on our businesses. We are also unable to reasonably estimate the effects of the rapidly evolving trade tariff landscape, which could include project delays, cost increases, and obstacles to the Company’s strategic plan execution. We are closely monitoring the impacts of trade tariffs and the potential effect they may have on the Company’s financial position, results of operations, or cash flows.
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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2024 to March 31, 2025:

(in millions)	Balance at December 31, 2024	Increase in Fair Market Value	Less Amounts Settled	Balance at March 31, 2025
Sharp	$0.6	$0.7	$(0.7)	$0.6

There were no changes in methods of valuations during the three months ended March 31, 2025.

The following is a summary of fair market value of financial derivatives as of March 31, 2025, by method of valuation and by maturity for each fiscal year period.

(in millions)	2025	2026	2027	2028	Total Fair Value
Price based on Mont Belvieu - Sharp	$0.4	$0.2	$—	$—	$0.6

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there has been no change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K, for the year ended December 31, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating Chesapeake Utilities, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

Share repurchases during the three months ended March 31, 2025 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
January 1, 2025 through January 31, 2025 (1)	607	$119.90	—	—
February 1, 2025 through February 28, 2025	—	—	—	—
March 1, 2025 through March 31, 2025	—	—	—	—
Total	607	$119.90	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 16, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2024.
(2) Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Date: May 7, 2025