Form 10-Q
period 2025-09-30
CHESAPEAKE UTILITIES CORP
filed 2025-11-06
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 23,650,684 shares outstanding as of November 3, 2025.

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
BOD: Chesapeake Utilities Corporation's Board of Directors
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(in millions, except shares (thousands) and per share data)
Operating Revenues
Regulated Energy	$146.4	$130.6	$497.8	$429.7
Unregulated Energy	40.7	35.6	195.3	160.1
Other Businesses and Eliminations	(7.5)	(6.0)	(22.0)	(17.6)
Total Operating Revenues	179.6	160.2	671.1	572.2
Operating Expenses
Regulated natural gas and electric costs	31.7	28.4	137.3	105.7
Unregulated propane and natural gas costs	10.7	9.8	71.4	53.4
Operations	53.6	49.5	166.5	153.4
Maintenance	6.1	5.1	17.5	16.6
Depreciation and amortization	23.3	16.8	67.7	51.7
Other taxes	9.0	8.9	27.6	27.0
FCG transaction and transition-related expenses	0.2	0.8	1.0	3.1
Total Operating Expenses	134.6	119.3	489.0	410.9
Operating Income	45.0	40.9	182.1	161.3
Other income, net	0.2	0.5	1.2	1.7
Interest charges	18.2	17.1	54.1	50.9
Income Before Income Taxes	27.0	24.3	129.2	112.1
Income taxes	7.6	6.8	35.0	30.2
Net Income	$19.4	$17.5	$94.2	$81.9

Weighted Average Common Shares Outstanding:
Basic	23,526	22,501	23,265	22,346
Diluted	23,629	22,564	23,360	22,402
Earnings Per Share of Common Stock:
Basic	$0.82	$0.78	$4.05	$3.67
Diluted	$0.82	$0.78	$4.03	$3.66
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(in millions)
Net Income	$19.4	$17.5	$94.2	$81.9
Other Comprehensive Income (Loss), net of tax:
Cash Flow Hedges, net of tax:
Net gain (loss) on commodity contract cash flow hedges, net of tax of $(0.2), $(0.1), $(0.1) and $0.5, respectively	(0.4)	(0.6)	—	1.0
Reclassifications of net (gain) loss on commodity contract cash flow hedges, net of tax $0.0, $0.0, $(0.2) and $(0.4), respectively	0.1	0.1	(0.5)	(0.6)
Net loss on interest rate swap cash flow hedges, net of tax of $(0.1), $(0.6), $(0.3) and $(0.4), respectively	(0.1)	(1.8)	(0.8)	(1.3)
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $(0.1), $(0.1), $(0.1) and $(0.2), respectively	—	(0.2)	(0.2)	(0.4)
Total Other Comprehensive Loss, net of tax	(0.4)	(2.5)	(1.5)	(1.3)
Comprehensive Income	$19.0	$15.0	$92.7	$80.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2025	December 31, 2024
(in millions, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$2,848.6	$2,661.8
Unregulated Energy	481.8	463.7
Other Businesses and Eliminations	38.4	29.9
Total property, plant and equipment	3,368.8	3,155.4
Less: Accumulated depreciation and amortization	(617.7)	(567.6)
Plus: Construction work in progress	254.4	148.1
Net property, plant and equipment	3,005.5	2,735.9
Current Assets
Cash and cash equivalents	1.8	7.9
Trade and other receivables	82.3	80.0
Less: Allowance for credit losses	(4.2)	(3.3)
Trade and other receivables, net	78.1	76.7
Accrued revenue	25.2	37.8
Propane inventory, at average cost	6.7	8.9
Other inventory, at average cost	18.2	18.0
Regulatory assets	30.0	23.9
Storage gas prepayments	5.6	3.8
Income taxes receivable	28.7	6.8
Prepaid expenses	21.4	17.3
Derivative assets, at fair value	0.1	0.6
Other current assets	3.0	2.6
Total current assets	218.8	204.3
Deferred Charges and Other Assets
Goodwill	507.5	507.7
Other intangible assets, net	13.7	15.0
Investments, at fair value	16.8	14.4
Derivative assets, at fair value	—	0.1
Operating lease right-of-use assets	9.6	10.5
Regulatory assets	75.3	77.4
Receivables and other deferred charges	14.2	11.7
Total deferred charges and other assets	637.1	636.8
Total Assets	$3,861.4	$3,577.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2025	December 31, 2024
(in millions, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	11.5	11.1
Additional paid-in capital	913.2	830.5
Retained earnings	597.2	550.3
Accumulated other comprehensive loss	(3.2)	(1.7)
Deferred compensation obligation	12.5	9.8
Treasury stock	(12.5)	(9.8)
Total stockholders’ equity	1,518.7	1,390.2
Long-term debt, net of current maturities	1,437.9	1,261.7
Total capitalization	2,956.6	2,651.9
Current Liabilities
Current portion of long-term debt	34.5	25.5
Short-term borrowing	95.8	196.5
Accounts payable	89.2	78.3
Customer deposits and refunds	44.9	45.7
Accrued interest	17.4	4.8
Dividends payable	16.1	14.7
Accrued compensation	12.1	23.9
Regulatory liabilities	13.1	16.1
Derivative liabilities, at fair value	0.5	—
Other accrued liabilities	27.6	13.9
Total current liabilities	351.2	419.4
Deferred Credits and Other Liabilities
Deferred income taxes	338.8	296.1
Regulatory liabilities	186.4	184.0
Environmental liabilities	2.8	2.2
Other pension and benefit costs	15.0	13.2
Derivative liabilities, at fair value	1.3	0.1
Operating lease - liabilities	8.0	8.7
Deferred investment tax credits and other liabilities	1.3	1.4
Total deferred credits and other liabilities	553.6	505.7
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$3,861.4	$3,577.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
(in millions)
Operating Activities
Net income	$94.2	$81.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.7	51.7
Depreciation and accretion included in other costs	11.7	11.6
Deferred income taxes	43.3	30.6
Realized loss on commodity contracts and sale of assets	(2.2)	(3.8)
Unrealized gain on investments and commodity contracts	(1.8)	(1.7)
Employee benefits and compensation	—	(0.1)
Share-based compensation	6.0	6.4
Other, net	—	(0.2)
Changes in assets and liabilities:
Accounts receivable and accrued revenue	11.2	26.3
Propane inventory, storage gas and other inventory	0.3	1.7
Regulatory assets and liabilities, net	(17.0)	5.1
Prepaid expenses and other current assets	(2.7)	(0.4)
Accounts payable and other accrued liabilities	10.4	6.5
Income taxes receivable	(21.9)	(8.7)
Customer deposits and refunds	(0.8)	1.0
Accrued compensation	(12.3)	(2.3)
Accrued interest	12.6	6.8
Other assets and liabilities, net	(0.4)	5.3
Net cash provided by operating activities	198.3	217.7
Investing Activities
Property, plant and equipment expenditures	(322.2)	(259.6)
Proceeds from sale of assets	4.0	3.1
Acquisitions, net of cash acquired	—	0.6
Environmental expenditures	—	(0.1)
Net cash used in investing activities	(318.2)	(256.0)
Financing Activities
Common stock dividends	(44.8)	(39.9)
Proceeds from issuance of common stock, net of expenses	76.1	56.7
Tax withholding payments related to net settled stock compensation	(1.0)	(1.5)
Change in cash overdrafts due to outstanding checks	2.4	1.4
Net borrowings (repayments) under line of credit agreements	(103.5)	32.9
Proceeds from issuance of long-term debt	199.1	(0.1)
Repayment of long-term debt and finance lease obligation	(14.5)	(14.5)
Net cash provided by financing activities	113.8	35.0
Net Decrease in Cash and Cash Equivalents	(6.1)	(3.3)
Cash and Cash Equivalents—Beginning of Period	7.9	4.9
Cash and Cash Equivalents—End of Period	$1.8	$1.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(dollars in millions, shares in thousands (except per share data))	Number of Shares (2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at June 30, 2024	22,299	$10.9	$755.8	$525.5	$(1.6)	$9.7	$(9.7)	$1,290.6
Net income	—	—	—	17.5	—	—	—	17.5
Other comprehensive loss	—	—	—	—	(2.5)	—	—	(2.5)
Dividend declared ($0.640 per share)	—	—	—	(14.6)	—	—	—	(14.6)
Issuance under various plans (3)	474	0.2	55.4	—	—	—	—	55.6
Share-based compensation and tax benefit (4) (5)	—	—	1.7	—	—	—	—	1.7
Treasury stock activities	—	—	—	—	—	0.1	(0.1)	—
Balance at September 30, 2024	22,773	$11.1	$812.9	$528.4	$(4.1)	$9.8	$(9.8)	$1,348.3

Balance at December 31, 2023	22,235	$10.8	$749.4	$488.7	$(2.8)	$9.1	$(9.1)	$1,246.1
Net income	—	—	—	81.9	—	—	—	81.9
Other comprehensive loss	—	—	—	—	(1.3)	—	—	(1.3)
Dividends declared ($1.870 per share)	—	—	—	(42.2)	—	—	—	(42.2)
Issuance under various plans (3)	502	0.3	58.3	—	—	—	—	58.6
Share-based compensation and tax benefit (4) (5)	36	—	5.2	—	—	—	—	5.2
Treasury stock activities (2)	—	—	—	—	—	0.7	(0.7)	—
Balance at September 30, 2024	22,773	$11.1	$812.9	$528.4	$(4.1)	$9.8	$(9.8)	$1,348.3

Balance at June 30, 2025	23,420	$11.4	$896.4	$594.1	$(2.8)	$12.5	$(12.5)	$1,499.1
Net income	—	—	—	19.4	—	—	—	19.4
Other comprehensive loss	—	—	—	—	(0.4)	—	—	(0.4)
Dividend declared ($0.685 per share)	—	—	—	(16.3)	—	—	—	(16.3)
Issuance under various plans (3)	125	0.1	15.1	—	—	—	—	15.2
Share-based compensation and tax benefit (4) (5)	1	—	1.7	—	—	—	—	1.7
Balance at September 30, 2025	23,546	$11.5	$913.2	$597.2	$(3.2)	$12.5	$(12.5)	$1,518.7

Balance at December 31, 2024	22,899	$11.1	$830.5	$550.3	$(1.7)	$9.8	$(9.8)	$1,390.2
Net income	—	—	—	94.2	—	—	—	94.2
Other comprehensive loss	—	—	—	—	(1.5)	—	—	(1.5)
Dividends declared ($2.010 per share)	—	—	—	(47.3)	—	—	—	(47.3)
Issuance under various plans and ATM program (3)	611	0.4	76.0	—	—	—	—	76.4
Share-based compensation and tax benefit (4) (5)	36	—	6.7	—	—	—	—	6.7
Treasury stock activities (2)	—	—	—	—	—	2.7	(2.7)	—
Balance at September 30, 2025	23,546	$11.5	$913.2	$597.2	$(3.2)	$12.5	$(12.5)	$1,518.7

(1)2.0 million shares of preferred stock at $0.01 par value have been authorized. No preferred shares have been issued or are outstanding; accordingly, no information has been included in the Condensed Consolidated Statements of Stockholders’ Equity.
(2)Includes 128 thousand, 114 thousand, 113 thousand, and 108 thousand shares at September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes shares issued under the Retirement Savings Plan, DRIP and/or ATM program, as applicable.
(4)Includes amounts for shares issued for directors’ compensation.
(5)The shares issued under the SICP are net of shares withheld for employee taxes. For the nine months ended September 30, 2025 and 2024, we withheld 8 thousand and 14 thousand shares, respectively, for employee taxes.

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

Internal-Use Software (ASC 350) - In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This update, among other changes, eliminates the project stages used in the historical guidance and instead, focuses on a principles-based approach that utilizes management's commitment to the project and the probability of project completion. ASU 2025-06 will be effective for our interim and annual financial statements beginning January 1, 2028. We do not expect ASU 2025-06 to have a material impact on our financial position or results of operation.

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

Federal Statute Updates
In July 2025, H.R. 1 (referred to as the "One Big Beautiful Bill Act") was signed into law. The comprehensive legislative package contains, among other topics, significant tax law changes and regulatory compliance updates, with various effective dates, including provisions related to limitations of interest expense deductions and the reinstatement of bonus depreciation for qualified property. These provisions of the One Big Beautiful Bill Act have had a positive impact on our income tax provision beginning in the third quarter of 2025, and we continue to evaluate the anticipated impacts to our financial position, results of operations, and/or cash flows on a go-forward basis.
2.    Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(dollars in millions, shares in thousands (except per share data))
Calculation of Basic Earnings Per Share:
Net Income	$19.4	$17.5	$94.2	$81.9
Weighted average shares outstanding	23,526	22,501	23,265	22,346
Basic Earnings Per Share	$0.82	$0.78	$4.05	$3.67

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted shares outstanding—Basic	23,526	22,501	23,265	22,346
Effect of dilutive securities—Share-based compensation	103	63	95	56
Adjusted denominator—Diluted	23,629	22,564	23,360	22,402
Diluted Earnings Per Share	$0.82	$0.78	$4.03	$3.66

3.     Acquisitions
There were no acquisitions completed during 2024 or during the nine months ended September 30, 2025. The Company’s consolidated results include certain transaction and transition-related expenses for the three and nine months ended September 30, 2025 and 2024 related to the integration of the FCG acquisition which was completed in November 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on the FCG acquisition.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display our revenue by major source based on product and service type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Energy distribution
Delaware natural gas	$10.9	$—	$—	$10.9	$9.5	$—	$—	$9.5
Florida natural gas distribution	42.3	—	—	42.3	36.9	—	—	36.9
Florida City Gas	40.8	—	—	40.8	33.4	—	—	33.4
FPU electric distribution	30.7	—	—	30.7	29.9	—	—	29.9
Maryland natural gas (1)	8.6	—	—	8.6	8.3	—	—	8.3
Total energy distribution	133.3	—	—	133.3	118.0	—	—	118.0
Energy transmission
Aspire Energy	—	6.0	—	6.0	—	4.6	—	4.6
Aspire Energy Express	0.4	—	—	0.4	0.4	—	—	0.4
Eastern Shore	20.7	—	—	20.7	19.6	—	—	19.6
Peninsula Pipeline	14.6	—	—	14.6	8.9	—	—	8.9
Total energy transmission	35.7	6.0	—	41.7	28.9	4.6	—	33.5
Energy generation
Eight Flags	—	4.9	—	4.9	—	4.3	—	4.3
Propane operations
Propane delivery operations	—	22.2	—	22.2	—	22.9	—	22.9
CNG / RNG Services
Marlin Gas Services	—	6.7	—	6.7	—	3.8	—	3.8
Other RNG	—	1.0	—	1.0	—	0.1	—	0.1
Total CNG / RNG Services	—	7.7	—	7.7	—	3.9	—	3.9
Other Businesses and Eliminations
Eliminations	(22.6)	(0.1)	(7.5)	(30.2)	(16.3)	(0.1)	(6.0)	(22.4)

Total operating revenues (2)	$146.4	$40.7	$(7.5)	$179.6	$130.6	$35.6	$(6.0)	$160.2
(1) In accordance with the Maryland PSC approval of our natural gas base rate proceeding, effective April 2025, our natural gas distribution businesses in Maryland (Maryland natural gas division, Sandpiper Energy and Elkton Gas) are now consolidated for rate-making and other purposes and are reflected on a consolidated basis for all periods presented consistent with the final rate order. See Note 5, Rates and Other Regulatory Activities, for additional information.
(2) Total operating revenues for the three months ended September 30, 2025 include other revenue (revenues from sources other than contracts with customers) of $0.1 million and $0.1 million for our Regulated Energy and Unregulated Energy segments, respectively, and $0.2 million and $0.1 million for our Regulated Energy and Unregulated Energy segments for the three months ended September 30, 2024. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland natural gas operations and late fees.

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Energy distribution
Delaware natural gas	$68.7	$—	$—	$68.7	$54.8	$—	$—	$54.8
Florida natural gas distribution	140.2	—	—	140.2	124.8	—	—	124.8
Florida City Gas	123.9	—	—	123.9	101.8	—	—	101.8
FPU electric distribution	80.1	—	—	80.1	72.4	—	—	72.4
Maryland natural gas (1)	44.6	—	—	44.6	38.0	—	—	38.0
Total energy distribution	457.5	—	—	457.5	391.8	—	—	391.8
Energy transmission
Aspire Energy	—	33.6	—	33.6	—	23.5	—	23.5
Aspire Energy Express	1.1	—	—	1.1	1.1	—	—	1.1
Eastern Shore	64.6	—	—	64.6	60.7	—	—	60.7
Peninsula Pipeline	36.4	—	—	36.4	25.0	—	—	25.0
Total energy transmission	102.1	33.6	—	135.7	86.8	23.5	—	110.3
Energy generation
Eight Flags	—	14.2	—	14.2	—	13.3	—	13.3
Propane operations
Propane delivery operations	—	123.4	—	123.4	—	112.5	—	112.5
CNG / RNG Services
Marlin Gas Services	—	21.2	—	21.2	—	10.9	—	10.9
Other RNG	—	3.1	—	3.1	—	0.1	—	0.1
Total CNG / RNG Services	—	24.3	—	24.3	—	11.0	—	11.0
Other Businesses and Eliminations
Eliminations	(61.8)	(0.2)	(22.0)	(84.0)	(48.9)	(0.2)	(17.6)	(66.7)

Total operating revenues (2)	$497.8	$195.3	$(22.0)	$671.1	$429.7	$160.1	$(17.6)	$572.2
(1) In accordance with the Maryland PSC approval of our natural gas base rate proceeding, effective April 2025, our natural gas distribution businesses in Maryland (Maryland natural gas division, Sandpiper Energy and Elkton Gas) are now consolidated for rate-making and other purposes and are reflected on a consolidated basis for all periods presented consistent with the final rate order. See Note 5, Rates and Other Regulatory Activities, for additional information.
(2) Total operating revenues for the nine months ended September 30, 2025 include other revenue (revenues from sources other than contracts with customers) of $0.6 million and $0.3 million for our Regulated Energy and Unregulated Energy segments, respectively, and $0.9 million and $0.3 million for our Regulated Energy and Unregulated Energy segments, respectively, for the nine months ended September 30, 2024. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland natural gas operations and late fees.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2024 and September 30, 2025 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in millions)
Balance at 12/31/2024	$66.2	$—	$3.0	$1.2
Balance at 9/30/2025	69.2	—	3.0	1.4
Increase (Decrease)	$3.0	$—	$—	$0.2
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
At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three and nine months ended September 30, 2025 and 2024, the amounts recognized in revenue were not material.

Remaining Performance Obligations
Certain of our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at September 30, 2025, are expected to be recognized as follows:

(in millions)	2025	2026	2027	2028	2029	2030	2031 and thereafter
Eastern Shore and Peninsula Pipeline	$10.7	$37.4	$33.5	$31.1	$28.7	$22.9	$109.9
Natural gas distribution operations	3.6	11.3	9.1	10.0	9.9	9.9	29.1
FPU electric distribution	0.2	1.0	0.6	0.6	0.6	—	—
Total revenue contracts with remaining performance obligations	$14.5	$49.7	$43.2	$41.7	$39.2	$32.8	$139.0

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

Delaware

Delaware Natural Gas Rate Case: In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective in October 2024. A settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached and approved by the Delaware PSC in June 2025 providing an annual revenue increase of $6.1 million, as well as dividing the rate case into two phases. Rates set to recover the approved components of the increase were effective in March 2025. In October 2025, a settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached for Phase II of the rate case addressing tariff-related changes including rate design and approved by the Delaware Public Service Commission with rates effective as of October 15, 2025.

Maryland

Maryland Natural Gas Rate Case: In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, the “Maryland natural gas distribution businesses”), filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland OPC and PSC staff reached a settlement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the related settlement agreement in part. The $2.6 million increase in annual base rates was approved and the Company filed a Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing was held in March 2025, during which Phase II was approved, including an additional $0.9 million in revenue requirement for a total cumulative increase of $3.5 million. A final order was issued in April 2025 and included approval of the consolidation of the operations and the assets of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity, which was renamed and operates as Chesapeake Utilities of Maryland, Inc.

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

FCG Depreciation Study: In February 2025, FCG filed a depreciation study with the Florida PSC. The application is requesting approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application is subject to review and approval by the Florida PSC. The Florida OPC filed a motion to hold this filing in abeyance, which was denied in April 2025. The OPC has since filed motions to reconsider and dismiss the docket, which were denied by the Florida PSC in September 2025. At this time, the docket is set for hearing in December 2025.

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

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company-owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. Conversions of the community gas systems commenced in the second quarter of 2024 and are projected to be complete in the fourth quarter of 2025.

East Coast Reinforcement Projects: In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will provide additional supply to coastal communities on the East Coast of Florida, which are experiencing significant population growth. Peninsula Pipeline proposed several pipeline extensions to support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. New Smyrna Beach was placed into service during May 2025 and construction is projected to be complete for Boynton Beach in the fourth quarter of 2025.

Central Florida Reinforcement Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida which are also experiencing significant population growth. Peninsula Pipeline proposed to construct several pipeline extensions which will support FPU's distribution system around the Plant City and Lake Mattie areas of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. The Plant City project was completed in the fourth quarter of 2024, and the Lake Mattie project went into service in July 2025.

Renewable Natural Gas Supply Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at its July 2024 meeting with the projects estimated to be completed in the first half of 2026. In October 2025, the Florida PSC approved amendments to the Transportation Service Agreements that were filed to include Peninsula Pipeline as a party to the related interconnection agreements.

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

Miami Inner Loop Pipeline Projects: In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance the infrastructure in Miami-Dade County. The proposed expansion consists of the development of several pipeline projects to support growth and FCG's distribution system in the area, as well as enhance FCG's access to gas from various points in the

Miami-Dade County area. The expansion was approved in February 2025 and interim services began in August 2025 with permanent facilities expected to be in service by the second quarter of 2026.

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

Eastern Shore

Worcester Resiliency Upgrade: In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, Delaware and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. In January 2025, the FERC approved the project. Construction has commenced and the project is expected to be placed into service in mid-2026 dependent on final FERC approval.

In June 2025, Eastern Shore filed a limited amended application with the FERC requesting revised initial transportation rates for the project. The revised rates reflected increased capital costs associated with unanticipated changes in global markets and supply chains, including the availability of skilled laborers with the requisite certifications to work on this project. Eastern Shore requested expedited action by the FERC in relation to this matter and an approved order was issued in July 2025.

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
TCJA

In connection with the TCJA, which was signed into law in December 2017, customer rates for our regulated businesses were adjusted as approved by the regulators. Regulatory liabilities related to accumulated deferred income taxes (“ADIT”) associated with the TCJA amounted to $83.7 million and $84.6 million at September 30, 2025 and December 31, 2024, respectively. With the exception of the ADIT balance of $34.2 million attributable to Eastern Shore, such amounts are being amortized in accordance with approvals received from the Delaware, Maryland, and Florida PSCs in 2018 and 2019. The ADIT balance attributable to Eastern Shore will be addressed in its next rate case filing.

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
As of September 30, 2025 and December 31, 2024, we had approximately $3.1 million and $3.2 million, respectively, in environmental liabilities related to the former MGP sites, and related regulatory assets of approximately $0.3 million and $0.3 million at the respective balance sheet dates for future recovery of environmental costs from customers.
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
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach, Florida, site. Similar remedial actions have been initiated on the site's west parcel, and construction of the systems required to remediate the site are now complete with remediation activities ongoing as of September 30, 2025. Remaining remedial costs for West Palm Beach, including completion of the construction for the system start-up on the west parcel, and continued operation and maintenance, are estimated to take between five and fifteen years of operation, maintenance and monitoring, and final site work for close out of the property is estimated to be between $2.5 million and $5.2 million.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this standard, it must provide an Adequate Assurance of Performance which can include an irrevocable letter of credit, a prepayment, a security interest in an asset or a performance bond or guaranty. As of September 30, 2025, FPU was in compliance with all of the requirements of its supply contracts.
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

Corporate Guarantees
The BOD has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2025 was $40.0 million. The aggregate amount guaranteed related to our subsidiaries at September 30, 2025 was $30.4 million with the guarantees expiring on various dates through September 2026. In addition, the BOD has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at September 30, 2025 was $4.0 million.
As of September 30, 2025, we have issued letters of credit totaling $4.3 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through April 2026 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.
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

The following table presents information about our reportable segments:

	Three Months Ended September 30,
	2025				2024
(in millions)	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$145.8	$33.8	$—	$179.6	$130.2	$30.0	$—	$160.2
Intersegment revenues (2)	0.6	6.9	(7.5)	—	0.4	5.6	(6.0)	—
	146.4	40.7	(7.5)	179.6	130.6	35.6	(6.0)	160.2
Less:
Natural gas, propane and electric costs	31.7	18.3	(7.6)	42.4	28.4	15.8	(6.0)	38.2
Operations and maintenance expenses	39.7	19.9	0.1	59.7	37.6	17.0	—	54.6
Depreciation and amortization	18.2	5.1	—	23.3	12.3	4.5	—	16.8
Other segment items (3)	7.9	1.3	—	9.2	8.3	1.4	—	9.7
Segment operating income	$48.9	$(3.9)	$—	$45.0	$44.0	$(3.1)	$—	$40.9
Other income, net				0.2				0.5
Interest charges				18.2				17.1
Income before income taxes				27.0				24.3
Income taxes				7.6				6.8
Net Income				$19.4				$17.5

Capital expenditures	$108.1	$9.6	$5.1	$122.8	$89.0	$8.3	$—	$97.3
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

	Nine Months Ended September 30,
	2025				2024
(in millions)	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$496.4	$174.7	$—	$671.1	$425.1	$147.1	$—	$572.2
Intersegment revenues (2)	1.4	20.6	(22.0)	—	4.6	13.0	(17.6)	—
	497.8	195.3	(22.0)	671.1	429.7	160.1	(17.6)	572.2
Less:
Natural gas, propane and electric costs	137.3	93.4	(22.0)	208.7	105.7	70.9	(17.5)	159.1
Operations and maintenance expenses	122.1	61.9	—	184.0	115.9	54.2	(0.1)	170.0
Depreciation and amortization	52.6	15.1	—	67.7	39.5	12.2	—	51.7
Other segment items (3)	24.6	4.0	—	28.6	26.0	4.1	—	30.1
Segment operating income	$161.2	$20.9	$—	182.1	$142.6	$18.7	$—	161.3
Other income, net				1.2				1.7
Interest charges				54.1				50.9
Income before income taxes				129.2				112.1
Income taxes				35.0				30.2
Net Income				$94.2				$81.9

Capital expenditures	$295.7	$32.1	$7.8	$335.6	$230.9	$24.6	$1.3	$256.8
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

(in millions)	September 30, 2025	December 31, 2024
Identifiable Assets
Regulated Energy segment	$3,325.0	$3,042.9
Unregulated Energy segment	470.2	486.4
Other Businesses and Eliminations	66.2	47.7
Total Identifiable Assets	$3,861.4	$3,577.0

9.    Stockholders' Equity
Common Stock Issuances

We maintain effective shelf registration statements with the SEC for the issuance of common stock in various types of equity offerings, including pursuant to our DRIP and ATM program. Depending on our capital needs and subject to market conditions, we may issue additional shares under the direct stock purchase component of the DRIP in addition to other possible debt and equity offerings. In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million. This current ATM program is active through November 2027. For the nine months ended September 30, 2025 and 2024, we received net proceeds of $76.3 million and $56.8 million, respectively, associated with shares issued under the DRIP as well as shares issued under our ATM program.

Accumulated Other Comprehensive Loss

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following tables present the changes in the balances of accumulated other comprehensive loss components for the nine months ended September 30, 2025 and 2024. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contract	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in millions)
As of December 31, 2024	$(2.1)	$0.4	$—	$(1.7)
Other comprehensive loss before reclassifications	—	—	(0.8)	(0.8)
Amounts reclassified from accumulated other comprehensive loss	—	(0.5)	(0.2)	(0.7)
Net current-period other comprehensive loss	—	(0.5)	(1.0)	(1.5)
As of September 30, 2025	$(2.1)	$(0.1)	$(1.0)	$(3.2)

As of December 31, 2023	$(2.6)	$(0.3)	$0.1	$(2.8)
Other comprehensive income (loss) before reclassifications	—	1.0	(1.3)	(0.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.6)	(0.4)	(1.0)
Net prior-period other comprehensive income (loss)	—	0.4	(1.7)	(1.3)
As of September 30, 2024	$(2.6)	$0.1	$(1.6)	$(4.1)
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

10.    Employee Benefit Plans
Net periodic cost (benefit) for the FPU Pension Plan for the three and nine months ended September 30, 2025 and 2024 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(in millions)
Interest cost	$0.6	$0.6	$1.8	$1.8
Expected return on plan assets	(0.7)	(0.8)	(2.1)	(2.2)
Amortization of net loss	0.1	0.1	0.1	0.2
Total net periodic benefit	$—	$(0.1)	$(0.2)	$(0.2)

Net periodic costs for our other pension and postretirement benefit plans were not material for the three and nine months ended September 30, 2025 and 2024. In addition, total amounts reclassified from accumulated other comprehensive income (loss) and regulatory assets related to all pension and postretirement benefit plans were not material during the three and nine months ended September 30, 2025 and 2024.

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
During the three and nine months ended September 30, 2025, there were no contributions to the FPU Pension Plan and we do not expect to contribute to the FPU Pension Plan during 2025. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under these other postretirement benefit plans for the three and nine months ended September 30, 2025 were not material. We expect to pay total cash benefits of approximately $0.3 million for these other postretirement benefit plans in 2025.

Non-Qualified Deferred Compensation Plan

Members of our BOD and officers of the Company are eligible to participate in the Non-Qualified Deferred Compensation Plan. Directors can elect to defer any portion of their cash or stock compensation and officers can defer up to 80 percent of their base compensation, cash bonuses or any amount of their stock bonuses (net of required withholdings). Officers may receive a matching contribution on their cash compensation deferrals up to 6 percent of their compensation, provided it does not duplicate a match they receive in the Retirement Savings Plan.
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the condensed consolidated balance sheets, had a fair value of $16.8 million and $14.4 million at September 30, 2025 and December 31, 2024, respectively. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
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
The table below presents the amounts included in net income related to share-based compensation expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(in millions)
Awards to key employees	$1.1	$1.7	$5.3	$5.8
Awards to non-employee directors	0.3	0.2	0.7	0.6
Total compensation expense	1.4	1.9	6.0	6.4
Less: tax benefit	(0.4)	(0.5)	(1.6)	(1.6)
Share-based compensation amounts included in net income	$1.0	$1.4	$4.4	$4.8
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
The table below presents the summary of the stock activity for awards to key employees for the nine months ended September 30, 2025:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value/Share
Outstanding—December 31, 2024	253	$117.96
Granted	99	$125.56
Vested	(37)	$129.76
Expired	(26)	$113.34
Outstanding—September 30, 2025	289	$115.63
During the nine months ended September 30, 2025, we granted awards of 99 thousand shares of common stock to officers and key employees under the SICP, including awards granted in February 2025. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2027.
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

At September 30, 2025, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $39.0 million. At September 30, 2025, there was approximately $7.7 million of unrecognized compensation cost related to these awards, which will be recognized through 2027.

Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.
Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Stockholders. Accordingly, our directors that served on the BOD as of May 2025 each received approximately 1 thousand shares of common stock, respectively, with a weighted average fair value of $134.05 per share.
At September 30, 2025, there was $0.6 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2026.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of September 30, 2025, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of September 30, 2025, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	11.7	Cash flow hedges	June 2028

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in October 2025 through June 2028) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. The amount of unrealized loss that we expect to reclassify from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the 12-month period ended September 30, 2026 is $0.2 million.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In September 2022, we entered into a three-year interest rate swap with a notional amount of $50.0 million at pricing of 3.98 percent. As of September 30, 2025, this swap had expired. In August 2024, we entered into an additional interest rate swap through August 2029, at a notional amount of $50.0 million and pricing of 3.97 percent. Our interest rate swaps are cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate.

We designate and account for interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses associated with the interest rate swap are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swap settles, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the condensed consolidated balance sheets which had a balance of $2.4 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively.

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk related contingency. Fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, are as follows:

	Derivative Assets
		Fair Value As Of
(in millions)	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$0.1	$0.6
Interest rate swap agreements	Derivative assets, at fair value	—	0.1
Total Derivative Assets (1)		$0.1	$0.7
 (1) Derivative assets, at fair value, include $0.1 million in current assets in the condensed consolidated balance sheet at September 30, 2025 and $0.6 million at December 31, 2024, with the remainder of the balances classified as long-term.

	Derivative Liabilities
		Fair Value As Of
(in millions)	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$0.3	$—
Interest rate swap agreements	Derivative liabilities, at fair value	1.5	0.1
Total Derivative Liabilities (1)		$1.8	$0.1
(1) Derivative liabilities, at fair value, include $0.5 million in current liabilities in the condensed consolidated balance sheet at September 30, 2025 and no current derivative liabilities at December 31, 2024, with the remainder of the balances classified as long-term.

The effects of gains and losses from derivative instruments on the condensed consolidated statements of income are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	(Loss) on Derivatives	2025	2024	2025	2024
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	$—	$—	$—	$(0.3)
Propane swap agreements	Unregulated propane and natural gas costs	(0.1)	(0.1)	0.7	1.3
Interest rate swap agreements	Interest expense	0.1	0.3	0.3	0.6
Total		$—	$0.2	$1.0	$1.6

13.    Fair Value of Financial Instruments
GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy include the following:

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

		Fair Value Measurements Using:
As of September 30, 2025	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—guaranteed income fund	$0.9	$—	$—	$0.9
Investments—mutual funds and other	15.9	15.9	—	—
Total investments	16.8	15.9	—	0.9
Derivative assets	0.1	—	0.1	—
Total assets	$16.9	$15.9	$0.1	$0.9
Liabilities:
Derivative liabilities	$1.8	$—	$1.8	$—

		Fair Value Measurements Using:
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—guaranteed income fund	$1.1	$—	$—	$1.1
Investments—mutual funds and other	13.3	13.3	—	—
Total investments	14.4	13.3	—	1.1
Derivative assets	0.7	—	0.7	—
Total assets	$15.1	$13.3	$0.7	$1.1
Liabilities:
Derivative liabilities	$0.1	$—	$0.1	$—

The changes in the fair value of Level 3 investments for the nine months ended September 30, 2025 and 2024 were not material. Investment income from the Level 3 investments is reflected in other income, net in the condensed consolidated statements of income.

At September 30, 2025, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At September 30, 2025, long-term debt, which includes current maturities but excludes debt issuance costs, had both a carrying value and estimated fair value of approximately $1.5 billion. At December 31, 2024, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $1.3 billion compared to an estimated fair value of $1.2 billion. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in millions)	2025	2024
Uncollateralized Senior Notes:
5.68% notes, due June 2026	$2.9	$5.8
6.39% notes, due December 2026	100.0	100.0
6.44% notes, due December 2027	100.0	100.0
6.43% notes, due May 2028	2.1	2.8
4.88% notes, due August 2028	60.0	—
3.73% notes, due December 2028	8.0	8.0
6.45% notes, due December 2028	100.0	100.0
3.88% notes, due May 2029	20.0	25.0
5.20% notes, due November 2029	100.0	100.0
5.02% notes, due September 2030	50.0	—
6.62% notes, due December 2030	100.0	100.0
5.16% notes, due August 2031	90.0	—
3.25% notes, due April 2032	47.3	52.5
6.71% notes, due December 2033	100.0	100.0
2.98% notes, due December 2034	70.0	70.0
3.00% notes, due July 2035	50.0	50.0
2.96% notes, due August 2035	40.0	40.0
2.49% notes, due January 2037	50.0	50.0
5.43% notes, due March 2038	80.0	80.0
3.48% notes, due May 2038	50.0	50.0
3.58% notes, due November 2038	50.0	50.0
6.73% notes, due December 2038	50.0	50.0
3.98% notes, due August 2039	100.0	100.0
2.95% notes, due March 2042	50.0	50.0
Equipment security note
2.46% note, due September 2031	6.0	6.7
Less: debt issuance costs	(3.9)	(3.6)
Total long-term debt	1,472.4	1,287.2
Less: current maturities	(34.5)	(25.5)
Total long-term debt, net of current maturities	$1,437.9	$1,261.7

Terms of the Senior Notes

All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Senior Notes

In August 2025, we entered into a Note Purchase Agreement for the issuance of Senior Notes in the aggregate principal amount of $200.0 million with an initial funding of $150.0 million in August 2025 and an additional $50.0 million in September 2025. These Senior Notes have an average interest rate of 5.04 percent consisting of $60.0 million of 4.88 percent notes due in August 2028, $50.0 million of 5.02 percent notes due in September 2030, and $90.0 million of 5.16 percent notes due in August 2031. The proceeds received were used to reduce short-term borrowings under our Revolver and to fund capital expenditures. The outstanding principal balance of the Senior Notes will be due on their respective maturity dates with interest payments payable semiannually beginning in 2026 until the principal has been paid in full. These Senior Notes have similar covenants and default provisions as our other Senior Notes.

On November 1, 2024, we issued 5.20 percent Senior Notes due in November 2029 in the aggregate principal amount of $100.0 million. The proceeds received were used to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have semi-annual interest payments due on May 1 and November 1 of each year which began in 2025.

Shelf Agreements

We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026 and June 2030, respectively, however neither of such lenders have any obligation to purchase debt thereunder. In June 2025, we amended our Shelf Agreement with MetLife to expand the total borrowing capacity and extend the term of the agreement for an additional five years. At September 30, 2025, a total of $305.0 million of borrowing capacity was available under these Shelf Agreements.

15.    Short-Term Borrowings
As of September 30, 2025, we are authorized by our BOD to borrow up to $450.0 million of short-term debt, as required. At September 30, 2025 and December 31, 2024, we had $95.8 million and $196.5 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 4.96 percent and 5.06 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at September 30, 2025.

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

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of September 30, 2025, we were in compliance with this covenant.

Our total available credit under the Revolver at September 30, 2025 was $349.9 million. As of September 30, 2025, we had issued $4.3 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our condensed consolidated balance sheet at September 30, 2025, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of September 30, 2025, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. Total operating lease cost included in our condensed consolidated statements of income were not material for the three and nine months ended September 30, 2025 and 2024. Total cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows were not material for the nine months ended September 30, 2025 and 2024.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheets at September 30, 2025 and December 31, 2024:

(in millions)	Balance sheet classification	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$9.6	$10.5
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1.9	$2.4
Noncurrent
Operating lease liabilities	Operating lease - liabilities	8.0	8.7
Total lease liabilities		$9.9	$11.1

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating leases at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	7.5	7.7
Weighted-average discount rate
Operating leases	3.5%	3.5%

The following table presents the future undiscounted maturities of our operating and financing leases at September 30, 2025 and for each of the next five years and thereafter:

(in millions)	Operating Leases (1)
Remainder of 2025	$0.6
2026	2.0
2027	1.8
2028	1.4
2029	1.3
2030	1.1
Thereafter	3.0
Total lease payments	11.2
Less: Interest	(1.3)
Present value of lease liabilities	$9.9
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
•the impact of significant changes to current tax regulations and rates, including the impact they may have on our financial positions, results of operations and/or cash flows;
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
•customers' preferred energy sources and our expectations regarding customer consumption;
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
Sustainability Across the Company
Our focus on sustainability is supported and shared across the organization by the dedication and efforts of our BOD and its Committees, as well as the entrepreneurship and dedication of our team. As stewards of long-term enterprise value, our BOD is committed to overseeing the sustainability of the Company, its environmental stewardship initiatives, its safety and operational compliance practices.

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

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the three and nine months ended September 30, 2025 and 2024:

Adjusted Gross Margin

	For the Three Months Ended September 30, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$146.4	$40.7	$(7.5)	$179.6
Cost of Sales:
Natural gas, propane and electric costs	(31.7)	(18.3)	7.6	(42.4)
Depreciation & amortization	(18.2)	(5.1)	—	(23.3)
Operations & maintenance expenses (1)	(12.6)	(9.5)	—	(22.1)
Gross Margin (GAAP)	83.9	7.8	0.1	91.8
Operations & maintenance expenses (1)	12.6	9.5	—	22.1
Depreciation & amortization	18.2	5.1	—	23.3
Adjusted Gross Margin (Non-GAAP)	$114.7	$22.4	$0.1	$137.2

	For the Three Months Ended September 30, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$130.6	$35.6	$(6.0)	$160.2
Cost of Sales:
Natural gas, propane and electric costs	(28.4)	(15.8)	6.0	(38.2)
Depreciation & amortization	(12.3)	(4.5)	—	(16.8)
Operations & maintenance expenses (1)	(10.7)	(8.1)	—	(18.8)
Gross Margin (GAAP)	79.2	7.2	—	86.4
Operations & maintenance expenses (1)	10.7	8.1	—	18.8
Depreciation & amortization	12.3	4.5	—	16.8
Adjusted Gross Margin (Non-GAAP)	$102.2	$19.8	$—	$122.0

	For the Nine Months Ended September 30, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$497.8	$195.3	$(22.0)	$671.1
Cost of Sales:
Natural gas, propane and electric costs	(137.3)	(93.4)	22.0	(208.7)
Depreciation & amortization	(52.6)	(15.1)	—	(67.7)
Operations & maintenance expenses (1)	(40.5)	(29.0)	(0.1)	(69.6)
Gross Margin (GAAP)	267.4	57.8	(0.1)	325.1
Operations & maintenance expenses (1)	40.5	29.0	0.1	69.6
Depreciation & amortization	52.6	15.1	—	67.7
Adjusted Gross Margin (Non-GAAP)	$360.5	$101.9	$—	$462.4

	For the Nine Months Ended September 30, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$429.7	$160.1	$(17.6)	$572.2
Cost of Sales:
Natural gas, propane and electric costs	(105.7)	(70.9)	17.5	(159.1)
Depreciation & amortization	(39.5)	(12.2)	—	(51.7)
Operations & maintenance expenses (1)	(35.7)	(24.4)	—	(60.1)
Gross Margin (GAAP)	248.8	52.6	(0.1)	301.3
Operations & maintenance expenses (1)	35.7	24.4	—	60.1
Depreciation & amortization	39.5	12.2	—	51.7
Adjusted Gross Margin (Non-GAAP)	$324.0	$89.2	$(0.1)	$413.1
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

2025 to 2024 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended September 30, 2025 was $83.9 million, an increase of $4.7 million, or 5.9 percent, compared to the same period in 2024. The increase in gross margin largely reflects incremental margin from regulatory initiatives and infrastructure programs, pipeline expansion projects, and organic growth in our natural gas distribution businesses.

Gross Margin (GAAP) for the Regulated Energy segment for the nine months ended September 30, 2025 was $267.4 million, an increase of $18.6 million, or 7.5 percent, compared to the same period in 2024. The increase in gross margin largely reflects incremental margin from regulatory initiatives and infrastructure programs, pipeline expansion projects, and organic growth in our natural gas distribution businesses.

2025 to 2024 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended September 30, 2025 was $7.8 million, an increase of $0.6 million, or 8.3 percent, compared to the same period in 2024. The increase in gross margin was primarily attributable to higher CNG, RNG, and LNG services compared to the prior-year period and increased performance from Aspire Energy, partially offset by lower results from our propane distribution business.

Gross Margin (GAAP) for the Unregulated Energy segment for the nine months ended September 30, 2025 was $57.8 million, an increase of $5.2 million, or 9.9 percent, compared to the same period in 2024. The increase in gross margin was primarily attributable to greater demand for CNG, RNG and LNG services, higher results from our propane distribution business largely attributable to increased customer consumption from colder year-over-year weather in our Delmarva service territory, and increased performance from Aspire Energy.

Adjusted Net Income and Adjusted EPS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, shares in thousands (except per share data))	2025	2024	2025	2024
Net Income (GAAP)	$19.4	$17.5	$94.2	$81.9
FCG transaction and transition-related expenses, net (1)	0.1	0.6	0.7	2.3
Adjusted Net Income (Non-GAAP)	$19.5	$18.1	$94.9	$84.2

Weighted average common shares outstanding - diluted	23,629	22,564	23,360	22,402

Earnings Per Share - Diluted (GAAP)	$0.82	$0.78	$4.03	$3.66
FCG transaction and transition-related expenses, net (1)	—	0.02	0.03	0.10
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$0.82	$0.80	$4.06	$3.76
(1) Transaction and transition-related expenses represent non-recurring costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding, and legal fees.

2025 to 2024 Net Income (GAAP) Variance
Net income (GAAP) for the quarter ended September 30, 2025 was $19.4 million, or $0.82 per share, compared to $17.5 million, or $0.78 per share, for the same quarter of 2024. Net income for the three months ended September 30, 2025 and 2024, included $0.1 million and $0.6 million, respectively, of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $1.4 million or 7.7 percent compared to the prior-year period.
Net income (GAAP) for the nine months ended September 30, 2025 was $94.2 million, or $4.03 per share, compared to $81.9 million, or $3.66 per share, for the same quarter of 2024. Net income for the nine months ended September 30, 2025 and 2024, included $0.7 million and $2.3 million, respectively, of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $10.7 million or 12.7 percent compared to the prior-year period.

Results of Operations for the Three and Nine Months Ended September 30, 2025

Operational Highlights

Our adjusted net income for the three months ended September 30, 2025 was $19.5 million, or $0.82 per share, compared to $18.1 million, or $0.80 per share, for the same quarter of 2024. Operating income for the third quarter of 2025 was $45.0 million, an increase of $4.1 million compared to the same period in 2024. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $3.5 million or 8.4 percent compared to the prior-year period. The increase in adjusted gross margin in the third quarter of 2025 was driven by incremental margin from regulatory initiatives and infrastructure programs, natural gas growth and transmission expansion projects, and increased demand for CNG, RNG, and LNG services. The increase in operating expenses was driven largely by higher depreciation attributable to growth projects and the absence of an RSAM adjustment from FCG (which represented a $3.2 million benefit in the third quarter of 2024). Higher expenses associated with facilities, maintenance and outside services also contributed to the increase.

	Three Months Ended
	September 30,		Increase
	2025	2024	(Decrease)
(in millions, except shares (thousands) and per share data)
Adjusted Gross Margin
Regulated Energy segment	$114.7	$102.2	$12.5
Unregulated Energy segment	22.4	19.8	2.6
Other Businesses and Eliminations	0.1	—	0.1
Total Adjusted Gross Margin	$137.2	$122.0	$15.2

Operating Income (Loss)
Regulated Energy segment	$48.9	$44.0	$4.9
Unregulated Energy segment	(3.9)	(3.1)	(0.8)
Other Businesses and Eliminations	—	—	—
Total Operating Income	45.0	40.9	4.1
Other income, net	0.2	0.5	(0.3)
Interest charges	18.2	17.1	1.1
Income Before Income Taxes	27.0	24.3	2.7
Income taxes	7.6	6.8	0.8
Net Income	$19.4	$17.5	$1.9

Weighted Average Common Shares Outstanding:
Basic	23,526	22,501	1,025
Diluted	23,629	22,564	1,065

Earnings Per Share of Common Stock
Basic	$0.82	$0.78	$0.04
Diluted	$0.82	$0.78	$0.04

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$19.4	$17.5	$1.9
FCG transaction and transition-related expenses, net (1)	0.1	0.6	(0.5)
Adjusted Net Income (Non-GAAP)	$19.5	$18.1	$1.4

Earnings Per Share - Diluted (GAAP)	$0.82	$0.78	$0.04
FCG transaction and transition-related expenses, net (1)	—	0.02	(0.02)
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$0.82	$0.80	$0.02
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the third quarter of 2024 and 2025 included:

(in millions, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Third Quarter of 2024 Adjusted Results (1)	$25.1	$18.1	$0.80

Change in Adjusted Gross Margins:
Natural gas transmission service expansions, including interim services (2)	5.6	4.0	0.17
Contributions from regulated infrastructure programs (2)	3.9	2.8	0.12
Rate changes associated with recent rate case activities (2)	3.6	2.6	0.11
Increased CNG/RNG/LNG services (2)	3.1	2.2	0.09
Natural gas growth (excluding service expansions)	1.5	1.1	0.05
Increased Aspire Energy performance - rate changes and gathering fees	0.4	0.3	0.01
Changes in customer consumption	(0.9)	(0.6)	(0.03)
Change in propane margins and service fees	(0.7)	(0.5)	(0.02)
	16.5	11.9	0.50

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Depreciation, amortization and property tax costs	(7.7)	(5.6)	(0.24)
Facilities expenses, maintenance costs and outside services	(3.4)	(2.5)	(0.10)
Payroll, benefits and other employee-related expenses	(0.6)	(0.4)	(0.01)
Insurance related costs	(0.4)	(0.3)	(0.01)
	(12.1)	(8.8)	(0.36)

Interest charges	(1.1)	(0.8)	(0.03)
Increase in shares outstanding due to 2024 and 2025 equity offerings (3)	—	—	(0.04)
Net other changes	(1.3)	(0.9)	(0.05)
	(2.4)	(1.7)	(0.12)
Third Quarter of 2025 Adjusted Results (1)	$27.1	$19.5	$0.82

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

Our adjusted net income for the nine months ended September 30, 2025 was $94.9 million, or $4.06 per share, compared to $84.2 million, or $3.76 per share, for the same period of 2024. Operating income for the first nine months of 2025 was $182.1 million, an increase of $20.8 million compared to the same period in 2024. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $18.7 million or 11.4 percent compared to the prior-year period. The increase in adjusted gross margin in the first nine months of 2025 was driven by incremental margin from regulatory initiatives and infrastructure programs, natural gas growth and transmission expansion projects, increased CNG, RNG and LNG services, and increased customer consumption resulting from year-over-year colder temperatures in our Mid-Atlantic and Ohio service territories. These increases were partially offset by reduced margin per gallon and related fees in our propane distribution business and a reduced volume of off-system sales and service fees. Higher operating expenses were driven largely by the absence of an RSAM adjustment from FCG (which represented an $8.9 million benefit during the first nine months of 2024) and higher depreciation attributable to growth projects. Higher facilities, maintenance and outside services, insurance, and payroll, benefits and other employee-related expenses compared to the prior-year period also contributed to the increase.

	Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)
(in millions, except shares (thousands) and per share data)
Adjusted Gross Margin
Regulated Energy segment	$360.5	$324.0	$36.5
Unregulated Energy segment	101.9	89.2	12.7
Other Businesses and Eliminations	—	(0.1)	0.1
Total Adjusted Gross Margin	$462.4	$413.1	$49.3

Operating Income
Regulated Energy segment	$161.2	$142.6	$18.6
Unregulated Energy segment	20.9	18.7	2.2
Other Businesses and Eliminations	—	—	—
Total Operating Income	182.1	161.3	20.8
Other income, net	1.2	1.7	(0.5)
Interest charges	54.1	50.9	3.2
Income Before Income Taxes	129.2	112.1	17.1
Income taxes	35.0	30.2	4.8
Net Income	$94.2	$81.9	$12.3

Weighted Average Common Shares Outstanding:
Basic	23,265	22,346	919
Diluted	23,360	22,402	958

Earnings Per Share of Common Stock
Basic	$4.05	$3.67	$0.38
Diluted	$4.03	$3.66	$0.37

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$94.2	$81.9	$12.3
FCG transaction and transition-related expenses, net (1)	0.7	2.3	(1.6)
Adjusted Net Income (Non-GAAP)	$94.9	$84.2	$10.7

Earnings Per Share - Diluted (GAAP)	$4.03	$3.66	$0.37
FCG transaction and transition-related expenses, net (1)	0.03	0.10	(0.07)
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$4.06	$3.76	$0.30
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the nine months ended September 30, 2024 and September 30, 2025 included:

(in millions, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Nine months ended September 30, 2024 Adjusted Results (1)	$115.2	$84.2	$3.76

Change in Adjusted Gross Margins:
Natural gas transmission service expansions, including interim services (2)	11.7	8.5	0.37
Contributions from regulated infrastructure programs (2)	11..0	8.0	0.34
Increased CNG/RNG/LNG services (2)	10.1	7.3	0.31
Rate changes associated with recent rate case activities (2)	9.2	6.7	0.29
Natural gas growth including conversions (excluding service expansions)	5.5	4.0	0.17
Changes in customer consumption	4.8	3.5	0.15
Increased Aspire Energy performance - rate changes and gathering fees	0.2	0.2	0.01
Change in propane margins and service fees	(1.3)	(0.9)	(0.04)
Change in service fees and off-system sales	(0.7)	(0.5)	(0.02)
	50.5	36.8	1.58

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Depreciation, amortization and property taxes	(17.4)	(12.7)	(0.54)
Facilities expenses, maintenance costs and outside services	(8.2)	(6.0)	(0.26)
Payroll, benefits and other employee-related expenses	(3.8)	(2.8)	(0.12)
Insurance related costs	(0.7)	(0.5)	(0.02)
	(30.1)	(22.0)	(0.94)

Interest charges	(3.2)	(2.4)	(0.10)
Increase in shares outstanding due to 2024 and 2025 equity offerings (3)	—	—	(0.17)
Net other changes	(2.3)	(1.7)	(0.07)
	(5.5)	(4.1)	(0.34)
Nine months ended September 30, 2025 Adjusted Results (1)	$130.1	$94.9	$4.06

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

	Adjusted Gross Margin
	Three Months Ended		Nine Months Ended		Year Ended	Estimate for
	September 30,		September 30,		December 31,	Fiscal
(in millions)	2025	2024	2025	2024	2024	2025	2026
Pipeline Expansions:
St. Cloud / Twin Lakes Expansion	$1.0	$0.1	$1.9	$0.4	$0.6	$2.8	$3.8
Wildlight	0.5	0.6	1.5	1.0	1.5	3.0	4.3
Newberry	0.6	0.6	1.8	0.7	1.4	2.6	2.6
Worcester Resiliency Upgrade	—	—	—	—	—	—	10.2
Boynton Beach	0.9	—	2.3	—	—	3.0	3.4
New Smyrna Beach	0.6	—	0.9	—	—	1.6	2.6
Central Florida Reinforcement	0.9	—	1.5	—	0.1	2.6	4.3
Warwick	0.5	—	1.5	—	0.4	1.9	1.9
Renewable Natural Gas Supply Projects	1.0	—	1.5	—	—	2.5	5.4
Miami Inner Loop	0.9	—	0.9	—	—	2.8	7.6
Duncan Plains	—	—	—	—	—	—	—
Total Pipeline Expansions	6.9	1.3	13.8	2.1	4.0	22.8	46.1

CNG/RNG/LNG Transportation and Infrastructure	6.6	3.5	20.5	10.4	16.4	25.5	26.5

Regulatory Initiatives:
Florida GUARD program	1.9	0.9	5.1	2.4	3.6	6.9	9.9
FCG SAFE Program	2.3	1.1	6.2	2.2	3.8	8.5	12.0
Capital Cost Surcharge Programs	1.4	0.8	4.3	2.4	3.2	5.7	7.1
Electric Storm Protection Plan	1.8	0.7	4.4	2.0	3.2	5.9	8.8
Maryland Rate Case	0.5	—	1.1	—	—	1.5	3.5
Delaware Rate Case (1)	0.7	—	2.9	—	0.6	4.5	6.1
Electric Rate Case (1)	2.4	—	5.2	—	0.3	7.1	8.6
Total Regulatory Initiatives	11.0	3.5	29.2	9.0	14.7	40.1	56.0

Total	$24.5	$8.3	$63.5	$21.5	$35.1	$88.4	$128.6

(1) Includes adjusted gross margin attributable to interim rates during 2024 and 2025. See additional information provided below.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dts/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. This project was placed into service during July 2023 and generated additional adjusted gross margin of $0.9 million and $1.5 million for the three and nine months ended September 30, 2025. We expect this extension to generate annual adjusted gross margin of approximately $0.6 million in 2025 and annually thereafter.

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

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The petition was approved by the Florida PSC in November 2022. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The project generated gross margin of $0.5 million for the three months ended September 30, 2025 and additional adjusted gross margin of $0.5 million for the nine months ended September 30, 2025. It is expected to contribute adjusted gross margin of approximately $3.0 million in 2025 and $4.3 million annually thereafter.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company-owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. Conversions of the community gas systems commenced in the second quarter of 2024 and are projected to be complete in the fourth quarter of 2025. The project generated gross margin of $0.6 million for the three months ended September 30, 2025 and additional adjusted gross margin of $1.1 million for the nine months ended September 30, 2025. It is expected to contribute adjusted gross margin of approximately $2.6 million in 2025 and annually thereafter.

Worcester Resiliency Upgrade
In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, Delaware and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. In January 2025, the FERC approved the project. Construction has commenced and the project is expected to be placed into service in mid-2026 dependent on final FERC approval.

In June 2025, Eastern Shore filed a limited amended application with the FERC requesting revised initial transportation rates for the project. The revised rates reflected increased capital costs associated with unanticipated changes in global markets and supply chains, including the availability of skilled laborers with the requisite certifications to work on this project. Eastern Shore requested expedited action by the FERC in relation to this matter and an approved order was issued in July 2025. The project is expected to generate $10.2 million in adjusted gross margin in 2026 and $17.6 million in 2027 and thereafter.

East Coast Reinforcement Projects (Boynton Beach and New Smyrna Beach)
In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will provide additional supply to coastal communities on the East Coast of Florida, which are experiencing significant population growth. Peninsula Pipeline proposed several pipeline extensions to support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. New Smyrna Beach was placed into service during May 2025 and construction is projected to be complete for Boynton Beach in the fourth quarter of 2025. The projects generated adjusted gross margin of $1.5 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, and are expected to contribute adjusted gross margin of approximately $4.6 million in 2025 and $6.0 million annually thereafter.

Central Florida Reinforcement Projects (Plant City and Lake Mattie)
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida which are also experiencing significant population growth. Peninsula Pipeline proposed to construct several pipeline extensions which will support FPU’s distribution system around the Plant City and Lake Mattie areas of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. The Plant City project was completed in the fourth quarter of 2024, and the Lake Mattie project went into service in July 2025. The project generated additional adjusted gross margin of $0.9 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, and both projects are expected to contribute total adjusted gross margin of approximately $2.6 million in 2025 and $4.3 million annually thereafter.

Warwick Pipeline Project
In July 2024, we announced plans to extend Eastern Shore's transmission deliverability by constructing an additional 4.4 miles of six inch steel pipeline. The project will reinforce the supply and growth for our Delaware division distribution system and expand natural gas service further into Maryland for anticipated future growth. This project was placed into service during the fourth quarter of 2024, generated additional adjusted gross margin of $0.5 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, and is expected to contribute adjusted gross margin of approximately $1.9 million in 2025 and annually thereafter.

Renewable Natural Gas Supply Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at its July 2024 meeting with the projects estimated to be completed in the first half of 2026. In October 2025, the Florida PSC approved amendments to the Transportation Service Agreements that were filed to include Peninsula Pipeline as a party to the related interconnection agreements. These three renewable projects generated adjusted gross margin of $1.0 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, and are projected to generate total adjusted gross margin of approximately $2.5 million in 2025 and $5.4 million annually thereafter.

Miami Inner Loop Pipeline Projects
In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance the infrastructure in Miami-Dade County. The proposed expansion consists of the development of several pipeline projects to support growth and FCG's distribution system in the area, as well as enhance FCG's access to gas from various points in the Miami-Dade County area. The expansion was approved in February 2025 and interim services began in August 2025 with permanent facilities expected to be in service by the second quarter of 2026. The project generated adjusted gross margin of $0.9 million for the three and nine months ended September 30, 2025 and is expected to contribute adjusted gross margin of approximately $2.8 million in 2025 and $7.6 million annually thereafter.

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

We estimate annual adjusted gross margin, including amounts attributable to the Full Circle Dairy and Noble Road projects described below, of approximately $25.5 million in 2025 and $26.5 million in 2026 for these transportation related services, with potential for additional growth in future years.

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

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period. For the three and nine months ended September 30, 2025, there was $1.0 million and $2.7 million, respectively, of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $6.9 million of adjusted gross margin in 2025 and $9.9 million in 2026.

FCG SAFE Program
In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Florida PSC approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period. For the three and nine months ended September 30, 2025, there was $1.2 million and $4.0 million, respectively, of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $8.5 million of adjusted gross margin in 2025 and $12.0 million in 2026.

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

Capital Cost Surcharge Programs
In December 2024, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC issued an order approving the surcharge as filed in December 2024. The combined revised surcharge became effective January 1, 2025. In March 2025, Eastern Shore submitted an annual true-up filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with a PHMSA regulation. There was no impact to the currently effective surcharge as a result of this filing. The FERC issued an order approving the surcharge as filed effective April 1, 2025. For the three and nine months ended September 30, 2025, there was $0.6 million and $1.9 million, respectively, of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to generate adjusted gross margin of approximately $5.7 million in 2025 and $7.1 million in 2026 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. In October 2024, the Florida PSC approved the Company's projected 2025 SPP costs for both capital and operating expenses. For the three and nine months ended September 30, 2025, this initiative generated additional adjusted gross margin of $1.1 million and $2.4 million, respectively, and is expected to generate $5.9 million of adjusted gross margin in 2025 and $8.8 million in 2026. We expect continued investment under the SPP going forward.

Maryland Natural Gas Rate Case
In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, the “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland OPC and PSC staff reached a settlement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the related settlement agreement in part. The $2.6 million increase in annual base rates was approved and the Company filed a Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing was held in March 2025, during which Phase II was approved, including an additional $0.9 million in revenue requirement, for a total cumulative increase of $3.5 million. A final order was issued in April 2025 and included approval of the consolidation of the operations and the assets of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity which was renamed and operates as Chesapeake Utilities of Maryland, Inc. For the three and nine months ended September 30, 2025, there was $0.5 million and $1.1 million, respectively, of incremental adjusted gross margin generated and the proceeding is expected to result in additional adjusted gross margin of approximately $1.5 million in 2025 and $3.5 million annually thereafter.

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

Delaware Natural Gas Rate Case
In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective in October 2024. A settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached and approved by the Delaware PSC in June 2025 providing an annual revenue increase of $6.1 million, as well as dividing the rate case into two phases. Rates set to recover the approved components of the increase were effective in March 2025. In October 2025, a settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached for Phase II of the rate case addressing tariff-related changes including rate design and approved by the Delaware Public Service Commission with rates effective as of October 15, 2025. For the three and nine months ended September 30, 2025, there was $0.7 million and $2.9 million, respectively, of incremental adjusted gross margin generated and final rates are expected to generate approximately $4.5 million of adjusted gross margin in 2025 and $6.1 million in 2026.

FPU Electric Rate Case
In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million were approved with an effective date of November 1, 2024. In March 2025, the Florida PSC approved the permanent rate increase, but the order was subsequently protested. In May 2025, the Company reached a settlement agreement with the interested parties to resolve all outstanding issues in its current base rate case, which was filed as a joint motion for approval with the Florida PSC. This settlement which was approved by the Florida PSC in July 2025, provides for a total revenue increase of approximately $8.6 million on an annual basis, with $1.0 million of the increase deferred from the first year's base rate increase and recovered over three years. A step-up rate increase was also approved for up to $0.7 million, upon completion of the purchase and refurbishment of certain substations, which is expected in December 2026. The settlement was approved by the Florida PSC in July 2025. For the three and nine months ended September 30, 2025, there was $2.4 million and $5.2 million, respectively, of incremental adjusted gross margin generated and final rates are expected to generate approximately $7.1 million of adjusted gross margin in 2025 and $8.6 million in 2026.

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
Weather was not a significant factor to adjusted gross margin in the third quarter of 2025 compared to the same period in 2024.
For the nine months ended September 30, 2025, increased customer consumption, which includes the effects of colder weather conditions, largely in our Ohio and Delmarva service areas, compared to the prior-year period resulted in a $4.8 million increase in adjusted gross margin.
The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Variance	2025	2024	Variance
Delmarva Peninsula
Actual HDD	4	6	(2)	2,505	2,287	218
10-Year Average HDD ("Normal")	19	27	(8)	2,538	2,635	(97)
Variance from Normal	(15)	(21)		(33)	(348)
Florida
Actual HDD	1	—	1	611	511	100
10-Year Average HDD ("Normal")	1	1	—	526	512	14
Variance from Normal	—	(1)		85	(1)
Florida City Gas
Actual HDD	—	—	—	310	231	79
10-Year Average HDD ("Normal")	—	—	—	234	239	(5)
Variance from Normal	—	—		76	(8)
Ohio
Actual HDD	107	43	64	3,881	3,180	701
10-Year Average HDD ("Normal")	55	65	(10)	3,480	3,661	(181)
Variance from Normal	52	(22)		401	(481)
Florida
Actual CDD	1,298	1,528	(230)	2,602	2,824	(222)
10-Year Average CDD ("Normal")	1,429	1,420	9	2,624	2,615	9
Variance from Normal	(131)	108		(22)	209

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula increased by approximately 4.3 percent for both the three and nine months ended September 30, 2025. The average number of residential customers served by Florida Public Utilities Company increased by approximately 3.5 percent and 3.9 percent for the three and nine months ended September 30, 2025, respectively, while the average number of residential customers served by Florida City Gas increased by approximately 2.2 percent and 2.1 percent for the three and nine months ended September 30, 2025, respectively.

The details of the adjusted gross margin increase are provided in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
(in millions)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$0.3	$0.6	$1.2	$2.4
Commercial and industrial	—	0.6	0.2	1.7
Total Customer Growth	$0.3	$1.2	$1.4	$4.1

Regulated Energy Segment

For the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024:

	Three Months Ended
	September 30,
	2025	2024	Change
(in millions)
Revenue	$146.4	$130.6	$15.8
Regulated natural gas and electric costs	31.7	28.4	3.3
Adjusted gross margin (1)	114.7	102.2	12.5
Operations & maintenance	37.5	36.2	(1.3)
Depreciation, amortization and property taxes (2)	26.9	19.8	(7.1)
Other taxes	1.2	1.4	0.2
FCG transaction and transition-related expenses (3)	0.2	0.8	0.6
Total operating expenses	65.8	58.2	(7.6)
Operating income	$48.9	$44.0	$4.9
(1) Adjusted Gross Margin is a non-GAAP measure utilized by management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Includes the absence of an RSAM adjustment from FCG which represented a $3.2 million benefit in the third quarter of 2024.
(3) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Operating income for the Regulated Energy segment for the third quarter of 2025 was $48.9 million, an increase of $4.9 million, or 11.1 percent, over the same period in 2024. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $4.3 million, or 9.6 percent, compared to the same period in 2024. Higher operating income reflects incremental margin from regulatory initiatives and infrastructure programs, pipeline expansion projects, and organic growth in our natural gas distribution businesses. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $8.2 million was largely attributable to higher depreciation attributable to growth projects and the absence of a $3.2 million RSAM adjustment from FCG during the prior-year period and higher expenses associated with facilities, maintenance and outside services. These increases were partially offset by reduced payroll, benefits and other employee-related expenses during the quarter.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in millions)
Natural gas transmission service expansions, including interim services	$5.6
Contributions from regulated infrastructure programs	3.9
Rate changes associated with recent rate case activities (1)	3.6
Natural gas growth including conversions (excluding service expansions)	1.5
Changes in customer consumption	(0.9)
Other variances	(1.2)
Quarter-over-quarter increase in adjusted gross margin	$12.5
(1) Includes adjusted gross margin contributions from both interim and permanent base rates. Refer to Major Projects discussion for additional information.

The following narrative discussion provides further detail and analysis of the significant items in the table above:

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $5.6 million for the three months ended September 30, 2025 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Contributions from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $3.9 million in the third quarter of 2025. The increase in adjusted gross margin was primarily related to FCG's SAFE program, Florida Natural Gas' GUARD program, Eastern Shore's Capital Cost Surcharge program, and FPU Electric's SPP. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Rate Changes Associated with Recent Rate Case Activities
Rate changes associated with the Delaware and Maryland natural gas rate cases and Florida Electric base rate case contributed additional adjusted gross margin of $3.6 million for the three months ended September 30, 2025. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $1.5 million from natural gas customer growth. Adjusted gross margin increased by $1.2 million for our Florida natural gas distribution service territories and $0.3 million on the Delmarva Peninsula for the three months ended September 30, 2025, as compared to the same period in 2024, due to residential customer growth in Florida and on the Delmarva Peninsula, respectively, as well as growth attributable to commercial and industrial customers.

Changes in Customer Consumption
Customer consumption, inclusive of weather-related consumption, reduced adjusted gross margin by $0.9 million for the three months ended September 30, 2025.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in millions)
Depreciation, amortization and property tax costs (1)	$(7.1)
Facilities expenses, maintenance costs and outside services	(2.1)
FCG transaction and transition-related expenses (2)	0.6
Payroll, benefits and other employee-related expenses	0.9
Other variances	0.1
Quarter-over-quarter increase in operating expenses	$(7.6)
(1) Includes the absence of an RSAM adjustment from FCG which represented a $3.2 million benefit in the third quarter of 2024.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine Months Ended
	September 30,
	2025	2024	Change
(in millions)
Revenue	$497.8	$429.7	$68.1
Regulated natural gas and electric costs	137.3	105.7	31.6
Adjusted gross margin (1)	360.5	324.0	36.5
Operations & maintenance	115.6	110.1	(5.5)
Depreciation, amortization and property taxes (2)	78.3	63.6	(14.7)
Other taxes	4.4	4.6	0.2
FCG transaction and transition-related expenses (3)	1.0	3.1	2.1
Total operating expenses	199.3	181.4	(17.9)
Operating income	$161.2	$142.6	$18.6
(1) Adjusted Gross Margin is a non-GAAP measure utilized by management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

(2) Includes the absence of an RSAM adjustment from FCG which represented an $8.9 million benefit during the nine months ended September 30, 2024.
(3) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Operating income for the Regulated Energy segment for the nine months ended September 30, 2025 was $161.2 million, an increase of $18.6 million or 13.0 percent, over the same period in 2024. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $16.5 million, or 11.3 percent, compared to the same period in 2024. Higher operating income reflects incremental margin from regulatory initiatives and infrastructure programs, pipeline expansion projects, and organic growth in our natural gas distribution businesses. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $20.0 million was largely attributable to the absence of an $8.9 million RSAM adjustment from FCG during the prior-year period, higher depreciation attributable to growth projects and expenses associated with facilities, maintenance and outside services and insurance costs.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in millions)
Natural gas transmission service expansions, including interim services	$11.7
Contributions from regulated infrastructure programs	11.0
Rate changes associated with recent rate case activities (1)	9.2
Natural gas growth including conversions (excluding service expansions)	5.5
Changes in customer consumption	0.9
Adjusted gross margin from off-system natural gas capacity sales	(0.7)
Other variances	(1.1)
Period-over-period increase in adjusted gross margin	$36.5
(1) Includes adjusted gross margin contributions from both interim and permanent base rates. Refer to Major Projects discussion for additional information.

The following narrative discussion provides further detail and analysis of the significant items in the table above:

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $11.7 million for the nine months ended September 30, 2025 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Contributions from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $11.0 million for the nine months ended September 30, 2025. The increase in adjusted gross margin was primarily related to FCG's SAFE program, Florida's GUARD program, Eastern Shore's Capital Cost Surcharge program, and FPU Electric's SPP. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Rate Changes Associated with Recent Rate Case Activities
Rate changes associated with the Delaware and Maryland natural gas rate cases and Florida Electric base rate case contributed additional adjusted gross margin of $9.2 million for the nine months ended September 30, 2025. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $5.5 million from natural gas customer growth. Adjusted gross margin increased by $4.1 million for our Florida natural gas distribution service territories and $1.4 million on the Delmarva Peninsula for the nine months ended September 30, 2025, as compared to the same period in 2024, due to residential customer growth in Florida and on the Delmarva Peninsula, as well as growth attributable to commercial and industrial customers.

Changes in Customer Consumption
Customer consumption, inclusive of weather-related consumption, increased adjusted gross margin by $0.9 million for the nine months ended September 30, 2025.

Adjusted Gross Margin from Off-system Natural Gas Capacity Sales
Fewer off-system natural gas capacity sales reduced adjusted gross margin by $0.7 million for the nine months ended September 30, 2025.

Operating Expenses

Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in millions)
Depreciation, amortization and property tax costs (1)	$(14.7)
Facilities expenses, maintenance costs and outside services	(4.5)
Insurance related costs	(1.1)
FCG transaction and transition-related expenses (2)	2.1
Other variances	0.3
Period-over-period increase in operating expenses	$(17.9)
(1) Includes the absence of an RSAM adjustment from FCG which represented an $8.9 million benefit during the nine months ended September 30, 2024.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Unregulated Energy Segment

For the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024:

	Three Months Ended
	September 30,
	2025	2024	Change
(in millions)
Revenue	$40.7	$35.6	$5.1
Unregulated propane and natural gas costs	18.3	15.8	2.5
Adjusted gross margin (1)	22.4	19.8	2.6
Operations & maintenance	19.9	17.1	(2.8)
Depreciation, amortization and property tax costs	5.8	5.1	(0.7)
Other taxes	0.6	0.7	0.1
Total operating expenses	26.3	22.9	(3.4)
Operating loss	$(3.9)	$(3.1)	$(0.8)
(1) Adjusted Gross Margin is a non-GAAP measure utilized by management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the third quarter of 2025 reflect a $0.8 million decrease compared to the same period in 2024. The increase in adjusted gross margin in the Unregulated Energy segment during the third quarter of 2025 was primarily driven by increased levels of CNG, RNG and LNG services and increased performance at Aspire Energy, partially offset by reduced margin per gallon and fees in our propane distribution business. Operating expenses increased due to higher payroll, benefits and employee-related expenses as well as increased facilities, maintenance and outside service costs compared to the prior-year period. Higher depreciation, amortization and property tax costs also contributed to the increase in operating expenses during the quarter.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in millions)
Propane Operations
Change in propane margins and service fees	$(0.7)
CNG/RNG/LNG Transportation and Infrastructure
Increased CNG/RNG/LNG services	3.1
Aspire Energy
Increased performance from Aspire Energy	0.4
Other variances	(0.2)
Quarter-over-quarter increase in adjusted gross margin	$2.6
The following narrative discussion provides further detail and analysis of the significant items in the table above.
Propane Operations
•Change in propane margins and service fees - Adjusted gross margin decreased by $0.7 million during the third quarter of 2025, mainly due to decreased margins and customer service fees. Market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices and can impact our margins.
CNG/RNG/LNG Transportation and Infrastructure
•Increased level of CNG, RNG and LNG services - Adjusted gross margin increased by $3.1 million during the third quarter of 2025 as compared to the same period in the prior year due to higher levels of CNG and RNG hold services and contributions from our Full Circle Dairy RNG facility.
Aspire Energy
•Increased performance from Aspire Energy - Adjusted gross margin increased by $0.4 million compared to the prior-

year period.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in millions)
Payroll, benefits and other employee-related expenses	$(1.5)
Facilities expenses, maintenance costs and outside services	(1.3)
Depreciation, amortization and property tax costs	(0.7)
Other variances	0.1
Quarter-over-quarter increase in operating expenses	$(3.4)

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine Months Ended
	September 30,
	2025	2024	Change
(in millions)
Revenue	$195.3	$160.1	$35.2
Unregulated propane and natural gas costs	93.4	70.9	22.5
Adjusted gross margin (1)	101.9	89.2	12.7
Operations & maintenance	62.1	54.5	(7.6)
Depreciation, amortization and property tax costs	16.8	14.1	(2.7)
Other taxes	2.1	1.9	(0.2)
Total operating expenses	81.0	70.5	(10.5)
Operating income	$20.9	$18.7	$2.2
(1) Adjusted Gross Margin is a non-GAAP measure utilized by management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the nine months ended September 30, 2025 reflect a $2.2 million increase compared to the same period in 2024. The increase in adjusted gross margin in the Unregulated Energy segment during the first nine months of 2025 was primarily due to increased levels of CNG, RNG and LNG services as well as increased consumption in our propane distribution business and at Aspire Energy. These margin improvements were partially offset by lower margin per gallon and fees in our propane distribution business. The increase in operating expenses included higher payroll, benefits and other employee-related expenses, increased facilities, maintenance and outside service costs, and higher depreciation, amortization and property tax costs compared to the prior-year period.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in millions)
Propane Operations
Increased propane customer consumption	$2.8
Change in propane margins and service fees	(1.3)
CNG/RNG/LNG Transportation and Infrastructure
Increased CNG/RNG/LNG services	10.1
Aspire Energy
Increased customer consumption	1.1
Increased performance from Aspire Energy	0.2
Other variances	(0.2)
Period-over-period increase in adjusted gross margin	$12.7
The following narrative discussion provides further detail and analysis of the significant items in the table above.
Propane Operations
•Propane customer consumption - Adjusted gross margin increased by $2.8 million due to increased customer consumption resulting primarily from colder year-over-year weather in our Delmarva service territory.
•Change in propane margins and service fees - Adjusted gross margin decreased by $1.3 million for the nine months ended September 30, 2025, mainly due to decreased margins and customer service fees. Market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices and can impact our margins.
CNG/RNG/LNG Transportation and Infrastructure
•Increased level of CNG, RNG and LNG services - Adjusted gross margin increased by $10.1 million for the nine months ended September 30, 2025 as compared to the same period in the prior year due to higher levels of CNG and RNG hold services and contributions from our Full Circle Dairy RNG facility.
Aspire Energy
•Increased customer consumption - Adjusted gross margin increased by $1.1 million due to increased customer consumption during the current year primarily related to year-over-year colder weather in our Ohio service area.
•Increased performance from Aspire Energy - Adjusted gross margin increased by $0.2 million compared to the prior-year period.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in millions)
Payroll, benefits and other employee-related expenses	$(3.9)
Facilities expenses, maintenance costs and outside services	(3.7)
Depreciation, amortization and property tax costs	(2.7)
Other variances	(0.2)
Period-over-period increase in operating expenses	$(10.5)

OTHER INCOME, NET
For the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, amounted to $0.2 million in the third quarter of 2025 compared to $0.5 million during the prior-year period.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Other income, net, was $1.2 million for the nine months ended September 30, 2025 compared to $1.7 million during the prior-year period.

INTEREST CHARGES
For the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024
Interest charges for the three months ended September 30, 2025 increased by $1.1 million compared to the same period in 2024, attributable primarily to the Senior Notes issued in November 2024 and in August and September 2025. Increased interest expense was partially offset by lower average outstanding Revolver borrowings and weighted-average interest rate compared to the prior-year period. The weighted-average interest rate on our Revolver borrowings was 5.0 percent for the three months ended September 30, 2025 compared to 5.8 percent during the prior-year period.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Interest charges for the nine months ended September 30, 2025 increased by $3.2 million compared to the same period in 2024, attributable primarily to the Senior Notes issued in November 2024 and in August and September 2025. Increased interest expense was partially offset by lower average outstanding Revolver borrowings and weighted-average interest rate compared to the prior-year period. The weighted-average interest rate on our Revolver borrowings was 5.1 percent for the nine months ended September 30, 2025 compared to 5.8 percent during the prior-year period.

INCOME TAXES
For the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024
Income tax expense was $7.6 million and $6.8 million for the quarters ended September 30, 2025 and September 30, 2024, respectively, resulting in an effective income tax rate of 28.1 percent and 27.9 percent, respectively, during the periods then ended.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Income tax expense was $35.0 million and $30.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, resulting in an effective income tax rate of 27.1 percent and 26.9 percent, respectively, during the periods then ended.

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
We may also issue long-term debt and equity to fund capital expenditures and to maintain our capital structure within our target capital structure range. We maintain effective shelf registration statements with the SEC for the issuance of common stock in various types of equity offerings, including pursuant to our DRIP and ATM program. Depending on our capital needs and subject to market conditions, we may issue additional shares under the DRIP in addition to other possible debt and equity offerings.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $335.6 million for the nine months ended September 30, 2025.

In the table below, we have provided the range of our forecasted capital expenditures for 2025:

	2025
(in millions)	Low	High
Regulated Energy:
Natural gas distribution	$170.0	$175.0
Natural gas transmission	170.0	175.0
Electric distribution	35.0	40.0
Total Regulated Energy	375.0	390.0
Unregulated Energy:
Propane distribution	12.0	15.0
Energy transmission	8.0	10.0
Other unregulated energy	12.0	15.0
Total Unregulated Energy	32.0	40.0
Other:
Corporate and other businesses	18.0	20.0
Total 2025 Forecasted Capital Expenditures	$425.0	$450.0

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing political and economic conditions, supply chain disruptions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital and other factors discussed in Item 1A., Risk Factors, in our 2024 Annual Report on Form 10-K. At September 30, 2025, the Company further increased and refined its 2025 capital guidance range to $425.0 million to $450.0 million given progress on its capital projects. The timing of capital expenditures can vary based on delays in regulatory approvals, securing environmental approvals and other permits. The regulatory application and approval process has lengthened in the past few years, and we expect this trend to continue.
Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings. This commitment, along with adequate and timely rate relief for our regulated energy operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost, which will benefit our customers, creditors, employees and stockholders.
The following table presents our capitalization, excluding and including short-term borrowings, as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in millions)
Long-term debt, net of current maturities	$1,437.9	49%	$1,261.7	48%
Stockholders’ equity	1,518.7	51%	1,390.2	52%
Total capitalization, excluding short-term debt	$2,956.6	100%	$2,651.9	100%

	September 30, 2025		December 31, 2024
(in millions)
Short-term debt	$95.8	3%	$196.5	7%
Long-term debt, including current maturities	1,472.4	48%	1,287.2	45%
Stockholders’ equity	1,518.7	49%	1,390.2	48%
Total capitalization, including short-term debt	$3,086.9	100%	$2,873.9	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 49 percent as of September 30, 2025, as the Company continues to remain focused on moving back closer to this target ratio. In the last twelve months, the Company has issued $92.0 million of new equity via the DRIP and ATM program, representing 729 thousand incremental shares.

We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million. This current ATM program is active through November 2027. For the nine months ended September 30, 2025 and 2024, we received net proceeds of $76.3 million and $56.8 million, respectively, associated with shares issued under the DRIP as well as shares issued under our ATM program.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026 and June 2030, respectively, however neither of such lenders have any obligation to purchase debt thereunder. In June 2025, we amended our Shelf Agreement with MetLife to expand the total borrowing capacity and extend the term of the agreement for an additional five years. At September 30, 2025, a total of $305.0 million of borrowing capacity was available under these Shelf Agreements.
All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-term Borrowings
As of September 30, 2025, we are authorized by our BOD to borrow up to $450.0 million of short-term debt, as required. At September 30, 2025 and December 31, 2024, we had $95.8 million and $196.5 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 4.96 percent and 5.06 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at September 30, 2025.

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

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of September 30, 2025, we were in compliance with this covenant.

Our total available credit under the Revolver at September 30, 2025 was $349.9 million. As of September 30, 2025, we had issued $4.3 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

Long-Term Debt
In August 2025, we entered into a Note Purchase Agreement for the issuance of Senior Notes in the aggregate principal amount of $200.0 million with an initial funding of $150.0 million in August 2025 and an additional $50.0 million in September 2025. These Senior Notes have an average interest rate of 5.04 percent consisting of $60.0 million of 4.88 percent notes due in August 2028, $50.0 million of 5.02 percent notes due in September 2030, and $90.0 million of 5.16 percent notes due in August 2031. The proceeds received were used to reduce short-term borrowings under our Revolver and to fund capital expenditures. The outstanding principal balance of the Senior Notes will be due on their respective maturity dates with interest payments payable semiannually beginning in 2026 until the principal has been paid in full. These Senior Notes have similar covenants and default provisions as our other Senior Notes.

On November 1, 2024, we issued 5.20 percent Senior Notes due in November 2029 in the aggregate principal amount of $100.0 million. The proceeds received were used to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes and have semi-annual interest payments due on May 1 and November 1 of each year which began in 2025.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$198.3	$217.7
Investing activities	(318.2)	(256.0)
Financing activities	113.8	35.0
Net decrease in cash and cash equivalents	(6.1)	(3.3)
Cash and cash equivalents—beginning of period	7.9	4.9
Cash and cash equivalents—end of period	$1.8	$1.6

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

During the nine months ended September 30, 2025, net cash provided by operating activities was $198.3 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $175.6 million source of cash;
•An increased level of deferred taxes associated largely with incremental tax depreciation from growth investments resulted in a source of cash of $43.3 million;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $17.0 million use of cash; and
•Other working capital changes resulted in a $3.5 million use of cash.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $318.2 million during the nine months ended September 30, 2025, attributable to $322.2 million related to new capital expenditures partially offset by proceeds from asset sales of $4.0 million.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $113.8 million during the nine months ended September 30, 2025 and was largely impacted by the following:

•Net proceeds of $184.6 million from long-term debt issuances and repayments;
•Net proceeds of $76.1 million from the issuance of stock;
•Net repayments under the Revolver of $103.5 million; and
•A $44.8 million use of cash for dividend payments in 2025.
Off-Balance Sheet Arrangements
Our BOD has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2025 was $40.0 million. The aggregate amount guaranteed related to our subsidiaries at September 30, 2025 was $30.4 million, with the guarantees expiring on various dates through September 30, 2026. In addition, the BOD authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at September 30, 2025 was $4.0 million.
As of September 30, 2025, we have issued letters of credit totaling $4.3 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through April 2026 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.
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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2024 to September 30, 2025:

(in millions)	Balance at December 31, 2024	Increase in Fair Market Value	Less Amounts Settled	Balance at September 30, 2025
Sharp	$0.6	$—	$(0.8)	$(0.2)

There were no changes in methods of valuations during the nine months ended September 30, 2025.

The following is a summary of fair market value of financial derivatives as of September 30, 2025, by method of valuation and by maturity for each fiscal year period.

(in millions)	2025	2026	2027	2028	Total Fair Value
Price based on Mont Belvieu - Sharp	$(0.1)	$(0.1)	$—	$—	$(0.2)

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there has been no change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

Share repurchases during the three months ended September 30, 2025 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2025 through July 31, 2025 (1)	712	$122.44	—	—
August 1, 2025 through August 31, 2025	—	—	—	—
September 1, 2025 through September 30, 2025	—	—	—	—
Total	712	$122.44	—	—

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

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 6, 2025