Form 10-K
period 2025-12-31
CHESAPEAKE UTILITIES CORP
filed 2026-02-25
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934      For the Fiscal Year Ended: December 31, 2025
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

The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by the New York Stock Exchange, was approximately $2.8 billion.
The number of shares of Chesapeake Utilities Corporation's common stock outstanding as of February 23, 2026 was 23,936,406.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chesapeake Utilities Corporation Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III hereof.

CHESAPEAKE UTILITIES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2025

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
Gross Margin: A term which is the excess of sales over costs of goods sold

GUARD: Gas Utility Access and Replacement Directive, a PSC approved capital infrastructure program to enhance the safety, reliability and accessibility of portions of FPU's natural gas distribution system
Gulfstream: Gulfstream Natural Gas System, LLC, an unaffiliated pipeline network that supplies natural gas to FPU
HDD: Heating Degree-Day
LNG: Liquefied natural gas
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities
Maryland OPC: The Office of People's Counsel, an agency established by the Maryland legislature who advocates on behalf of Maryland's utility consumers prior to actions or rule changes
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
MW: Megawatt, which is a unit of measurement for electric power or capacity
NOL: Net operating loss(es)
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
ROE: Return on equity
RSAM: Reserve surplus amortization mechanism which was approved by the Florida PSC and was applicable to FCG prior to being completely utilized by December 31, 2024.
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
•the outcomes of regulatory, environmental and legal matters, including whether pending matters are resolved within current estimates and within expected timeframes, and whether the related costs are adequately covered by insurance or recoverable in rates;
•the impact of climate change, including the impact of greenhouse gas emissions or other legislation or regulations intended to address climate change;
•the impact of significant changes to tax regulations and rates;
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
•our ability to access the credit and capital markets to execute our business strategy, including our ability to obtain increased amounts of debt and equity financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;
•the ability to successfully execute, manage and integrate a merger, acquisition or divestiture of assets or businesses and the related regulatory or other conditions associated with the merger, acquisition or divestiture;
Chesapeake Utilities Corporation 2025 Form 10-K Page 1

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 2

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
Our strategy is focused on growing earnings from a stable, regulated energy delivery foundation and investing in related businesses and services that together provide opportunities for returns greater than traditional utility returns. We seek to identify and develop opportunities across the energy value chain, with emphasis on regulated midstream and downstream investments that are accretive to earnings per share and create opportunities to continue our record of top tier returns on equity relative to our peer group. The Company’s growth strategy includes the continued investment and expansion of the Company’s regulated operations that provide a stable base of earnings, as well as investments in other related non-regulated businesses and services including sustainable investments, such as renewable natural gas related investments.

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

Operating Segments
We conduct operations within two reportable segments: Regulated Energy and Unregulated Energy. The remainder of our operations are presented as "Other businesses and eliminations" which were not material to our earnings or our financial position at December 31, 2025. These segments are described below in detail.

Regulated Energy

Overview
Our regulated energy businesses are comprised of natural gas and electric distribution, as well as natural gas transmission services.
On November 30, 2023, we completed the acquisition of FCG for $922.8 million in cash, including working capital adjustments as defined in the agreement, pursuant to the previously disclosed stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment. FCG currently serves approximately 125,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Results for FCG are included within our consolidated results from the acquisition date.

Chesapeake Utilities Corporation 2025 Form 10-K Page 3

The following table presents net income for the year ended December 31, 2025 and total assets as of December 31, 2025, by operation and area served:

Operations	Areas Served	Net Income	Total Assets
(in millions)
Natural Gas Distribution
FPU	Florida	$33.2	$702.9
FCG	Florida	5.2	1,133.7
Delmarva Natural Gas (1)	Delaware/Maryland	18.1	490.2
Natural Gas Transmission
Eastern Shore	Delaware/Maryland/ Pennsylvania	28.0	599.3
Peninsula Pipeline	Florida	25.6	275.7
Aspire Energy Express	Ohio	0.6	8.6
Electric Distribution
FPU	Florida	9.0	214.9
Total Regulated Energy		$119.7	$3,425.3
(1) Delmarva Natural Gas consists of Delaware division and Maryland division. In accordance with the Maryland PSC approval of our natural gas base rate proceeding, effective April 2025, our natural gas distribution business in Maryland (Maryland natural gas division, Sandpiper Energy and Elkton Gas) are now consolidated for rate-making and other purposes and are reflected on a consolidated basis for all periods presented consistent with the final rate order. See Note 17, Rates and Other Regulatory Activities, for additional information.

Revenues in the Regulated Energy segment are based on rates regulated by the PSC in the states in which we operate or, in the case of Eastern Shore which is an interstate business, by the FERC. The rates are designed to generate revenues to recover all prudent operating and financing costs and provide a reasonable return for our stockholders. Each of our distribution and transmission operations has a rate base, which generally consists of the original cost of the operation's plant (less accumulated depreciation), working capital and other assets. For Delmarva Natural Gas and Eastern Shore, rate base also includes deferred income tax liabilities and other additions or deductions. The FPU natural gas, FCG, and FPU electric regulated energy operations do not include deferred income tax liabilities in their rate base.
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

Chesapeake Utilities Corporation 2025 Form 10-K Page 4

Operational Highlights

The following table presents operating revenues, volumes and the average number of customers by customer class for our natural gas and electric distribution operations for the year ended December 31, 2025:

	Delmarva Natural Gas Distribution		Florida Natural Gas Distribution		FPU Electric Distribution
Operating Revenues (in millions)
Residential	$101.6	61%	$112.3	31%	$49.9	48%
Commercial and Industrial	54.2	32%	194.1	54%	44.5	43%
Other (1)	11.9	7%	55.8	15%	9.5	9%
Total Operating Revenues	$167.7	100%	$362.2	100%	$103.9	100%

Volumes (in Dts for natural gas/MW Hours for electric)
Residential	5,408,011	34%	4,172,387	7%	318,748	46%
Commercial and Industrial	10,300,217	64%	47,550,094	82%	366,853	54%
Other	293,693	2%	6,346,023	11%	—	—%
Total Volumes	16,001,921	100%	58,068,504	100%	685,601	100%

Average Number of Customers (2)
Residential	105,737	93%	211,478	92%	26,026	78%
Commercial and Industrial	8,482	7%	17,340	8%	7,490	22%
Other	26	—%	131	—%	—	—%
Total Average Number of Customers	114,245	100%	228,949	100%	33,516	100%
(1) Operating Revenues from "Other" sources include revenue, unbilled revenue, under (over) recoveries of fuel cost, conservation revenue, other miscellaneous charges, fees for billing services provided to third parties, and adjustments for pass-through taxes.
(2) Average number of customers is based on the twelve-month average for the year ended December 31, 2025.

The following table presents operating revenues, by customer type, for Eastern Shore and Peninsula Pipeline for the year ended December 31, 2025, as well as contracted firm transportation capacity by customer type, and design day capacity at December 31, 2025. Aspire Energy Express has been excluded from the table below and had operating revenue of $1.5 million and firm transportation capacity of 300,000 Dts/d for the year ended December 31, 2025:

	Eastern Shore		Peninsula Pipeline
Operating Revenues (in millions)
Local distribution companies - affiliated (1)	$38.4	44%	$50.0	95%
Local distribution companies - non-affiliated	23.1	26%	—	—%
Commercial and industrial - affiliated	—	—%	1.2	2%
Commercial and industrial - non-affiliated	24.9	29%	0.5	1%
Other (2)	0.5	1%	1.1	2%
Total Operating Revenues	$86.9	100%	$52.8	100%

Contracted firm transportation capacity (in Dts/d)
Local distribution companies - affiliated	167,795	52%	1,080,571	99%
Local distribution companies - non-affiliated	56,576	18%	—	—%
Commercial and industrial - affiliated	—	—%	1,500	<1%
Commercial and industrial - non-affiliated	96,040	30%	5,100	1%
Total Contracted firm transportation capacity	320,411	100%	1,087,171	100%

Design day capacity (in Dts/d)	320,411	100%	1,087,171	100%
Chesapeake Utilities Corporation 2025 Form 10-K Page 5

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
Regulatory Overview
The following table highlights key regulatory information that was effective for each of our principal Regulated Energy operations at December 31, 2025. Peninsula Pipeline and Aspire Energy Express are not regulated with regard to cost of service by either the Florida PSC, the Ohio PUC or the FERC and are therefore excluded from the table. See Item 8, Financial Statements and Supplementary Data (Note 17, Rates and Other Regulatory Activities, in the consolidated financial statements) for further discussion on the impact of this legislation on our regulated businesses.

	Natural Gas Distribution
	Delmarva		Florida		Electric Distribution	Natural Gas Transmission
Operation/Division	Delaware	Maryland	FPU	FCG (1)	FPU	Eastern Shore
Regulatory Agency	Delaware PSC	Maryland PSC	Florida PSC			FERC
Effective date - Last Rate Order	5/1/2025	4/19/2025	03/01/2023	06/09/2023	3/20/2025	08/01/2017
Rate Base (in Rates) (in millions)	Not stated	Not stated	$453.7	$487.3	Not stated	Not stated
Annual Rate Increase Approved (in millions)	$6.1	$3.5	$17.2	$14.1	$8.6	$9.8
Capital Structure (in rates) (2)*	Not stated	Not stated	LTD: 33% STD: 5% Equity: 45% Other: 17%	LTD: 31% STD: 4% Equity: 53% Other: 12%	LTD: Not stated STD: Not stated Equity: 50.04%	Not stated
Allowed ROE (3)	9.60%	6.88% (4)	10.25%	9.50%	10.20%	Not stated
TJCA Refund Status associated with customer rates	Refunded	Refunded	Retained	Refunded	Refunded	Refunded
(1) See additional information below regarding FCG's February 2026 notice to the Florida PSC of its intent to file a petition seeking a general rate base increase.
(2) Other components of capital structure include customer deposits, deferred income taxes and tax credits.
(3) Allowed after-tax ROE.
(4) Allowed rate of return as stated in final order.
* LTD-Long-term debt; STD-Short-term debt.

In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. A $2.6 million increase in annual base rates was approved, and the Company filed a Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing was held in March 2025, during which Phase II was approved, including an additional $0.9 million in revenue requirement for a total cumulative increase of $3.5 million. A final order was issued in April 2025 and included approval of the consolidation of the operations and the assets of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity, which was renamed and operates as Chesapeake Utilities of Maryland, Inc.
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

Chesapeake Utilities Corporation 2025 Form 10-K Page 6

In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million, were approved and became effective in November 2024. In March 2025, the Florida PSC approved the permanent rate increase, but the order was subsequently protested. In May 2025, the Company reached a settlement agreement with the interested parties to resolve all outstanding issues. This settlement which was approved by the Florida PSC in July 2025, provides for a total revenue increase of approximately $8.6 million on an annual basis, with $1.0 million of the increase deferred from the first year's base rate increase and recovered over three years. A step-up rate increase was also approved for up to $0.7 million, upon completion of the purchase and refurbishment of certain substations, which is expected to be completed in December 2026.
In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective in October 2024. A settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached and approved by the Delaware PSC in June 2025 providing an annual revenue increase of $6.1 million, as well as dividing the rate case into two phases. Rates set to recover the approved components of the increase were effective in March 2025. In October 2025, a settlement was reached for Phase II of the rate case addressing tariff-related changes including rate design and approved by the Delaware Public Service Commission with rates effective as of October 15, 2025.

In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Commission also approved FCG's proposed RSAM with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. The RSAM was recorded as either an increase or decrease to accrued removal costs on the balance sheet, with a corresponding increase or decrease to depreciation and amortization expense. At December 31, 2024, the RSAM reserve had been completely utilized. The Florida OPC filed a notice of appeal with the Florida Supreme Court in July 2023, which is pending. The Florida OPC filed their initial brief in January 2024 with answer briefs filed in April 2024. Oral arguments in the case were held in December 2024.
In February 2025, FCG filed a depreciation study with the Florida PSC. The application is requesting approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application was subject to review and approval by the Florida PSC. In February 2026, the Florida PSC approved a $6.8 million reserve imbalance to be amortized over the remaining life of the assets, with the revised depreciation rates effective as of January 1, 2025.
In February 2026, FCG provided notice to the Florida PSC of its intent to file a petition seeking a general rate base increase based on a 2027 projected test year. The rate case filing is expected to be submitted in April 2026 and the outcome of the application will be subject to review and approval by the Florida PSC.
The following table presents margin stability mechanisms that have been approved by the respective PSC for our regulated energy distribution businesses at December 31, 2025. These include: Delaware surcharges to expand natural gas service in its service territory as well as for the conversion of propane distribution systems to natural gas; Maryland’s surcharges to fund natural gas conversions and system improvements in Worcester County; Florida’s GUARD surcharge which provides accelerated recovery of the costs of replacing older portions of the natural gas distribution system to improve safety and reliability; FCG's SAFE surcharge which provides accelerated recovery of the costs of replacing older portions of that natural gas distribution system to improve safety and reliability; and the Florida electric distribution operation's limited proceeding which allowed recovery of storm-related costs and the Storm Protection Plan ("SPP") which provides recovery of storm hardening costs.
Chesapeake Utilities Corporation 2025 Form 10-K Page 7

Operation(s)/Division(s)	Jurisdiction	Infrastructure mechanism	Margin stability mechanism (1)
Delaware division	Delaware	Yes	No
Maryland division (2)	Maryland	No	Yes
FPU natural gas	Florida	Yes	No
FCG (3)	Florida	Yes	No
FPU electric division	Florida	Yes	No
(1) Margin stability mechanisms reduce variability due to rate design, revenue normalization clauses, and other riders.
(2) In accordance with the Maryland PSC approval of our natural gas base rate proceeding, effective April 2025, our natural gas distribution business in Maryland (Maryland natural gas division, Sandpiper Energy and Elkton Gas) are now consolidated for rate-making and other purposes and are reflected on a consolidated basis for all periods presented consistent with the final rate order. See Note 17, Rates and Other Regulatory Activities, for additional information.
(3) See Item 8, Financial Statements and Supplementary Data, Note 17, Rates and Other Regulatory Activities, for additional information related to FCG's RSAM that was approved as part of its rate case effective as of May 1, 2023.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 8

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
Our FPU natural gas distribution business uses Peninsula Pipeline and Peoples Gas system (a subsidiary of Emera Incorporated) to transport natural gas where there is no direct connection with FGT. FPU natural gas distribution and Eight Flags entered into separate 10-year asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity, each of which expires in November 2030. An agreement with Florida Southeast Connection LLC for additional service to Palm Beach County is also in place for an initial term through December 2044. FCG utilizes FGT and Peninsula Pipeline to transport natural gas.

A summary of our pipeline capacity contracts follows:

		Maximum Daily Firm Transportation Capacity (Dts)	Contract Expiration Dates
Division	Pipeline
Delmarva Natural Gas Distribution	Eastern Shore	167,795	2026-2044
	Columbia Gas (1)	5,246	2029-2032
	Transco (1)	30,439	2026-2032
	TETLP (1)	50,000	2027

FPU natural gas	Gulfstream (2)	10,000	2032
	FGT	48,716 - 82,317	2026-2041
	Peninsula Pipeline	399,600	2033-2048
	Peoples Gas system	12,160	2026
	Florida Southeast Connection LLC	5,000	2044
	Southern Natural Gas Company	1,500	2029

FCG	FGT	32,235 - 68,955	2030
	Peninsula Pipeline	15,000	2033 - 2043
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 9

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
Unregulated Energy

Overview
The following table presents net income for the year ended December 31, 2025 and total assets as of December 31, 2025, for our Unregulated Energy segment by operation and area served:

Operations	Area Served	Net Income (Loss)	Total Assets
(in millions)
Propane Operations (Sharp, Diversified Energy, FPU and Flo-gas)	Pennsylvania, Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida	$12.7	$192.1
Energy Transmission (Aspire Energy)	Ohio	5.0	150.5
Energy Generation (Eight Flags)	Florida	1.7	30.0
Marlin Gas Services	The Entire U.S.	5.1	66.6
Sustainable investments and other (1)	Various	(3.2)	55.8
Total		$21.3	$495.0
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 10

Propane Operations - Operational Highlights
For the year ended December 31, 2025, operating revenues, volumes sold and average number of customers by customer class for our propane operations were as follows:

	Operating Revenues (in millions)		Volumes (in thousands of gallons)		Average Number of Customers (1)

Residential bulk	$54.9	32%	17,538	22%	67,604	73%
Residential metered	17.2	10%	5,220	7%	15,320	17%
Commercial bulk	44.0	26%	23,549	30%	9,095	10%
Commercial metered	1.6	1%	538	1%	218	<1%
Wholesale	26.1	15%	26,645	34%	48	<1%
AutoGas	7.9	4%	5,134	6%	117	<1%
Other (2)	19.9	12%	—	—%	—	—%
Total	$171.6	100%	78,624	100%	92,402	100%
(1) Average number of customers is based on a twelve-month average for the year ended December 31, 2025.
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
Supplies, Transportation and Storage
We purchase propane from major oil companies and independent natural gas liquids producers. Propane is transported by truck and rail to our bulk storage facilities in Pennsylvania, Delaware, Maryland, Virginia, North Carolina, South Carolina and Florida which have a total storage capacity of 8.4 million gallons. Deliveries are made from these facilities by truck to tanks located on customers’ premises or to central storage tanks that feed our underground propane distribution systems. While propane supply has traditionally been adequate, significant fluctuations in weather, closing of refineries and disruption in supply chains, could cause temporary reductions in available supplies.
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
Unregulated Energy Transmission and Supply (Aspire Energy)
Aspire Energy owns approximately 2,800 miles of natural gas pipeline systems in 40 counties in Ohio. The majority of Aspire Energy’s revenues are derived from long-term supply agreements with Columbia Gas of Ohio and Consumers Gas Cooperative ("CGC"), which together serve more than 23,000 end-use customers. Aspire Energy purchases natural gas to serve these customers from conventional producers in the Marcellus and Utica natural gas production areas. In addition, Aspire Energy's Noble Road Landfill RNG pipeline transports RNG generated from the landfill to Aspire Energy’s pipeline system, displacing conventionally produced natural gas. In 2025, the RNG volumes represented approximately 10 percent of Aspire Energy’s gas gathering volumes and are anticipated to continue at such rate in 2025 and beyond. In addition, Aspire Energy earns revenue by gathering and processing natural gas for customers.
Chesapeake Utilities Corporation 2025 Form 10-K Page 11

For the year ended December 31, 2025, Aspire Energy's operating revenues and deliveries by customer type were as follows:

	Operating revenues		Deliveries
	(in millions)	% of Total	(in thousands Dts)	% of Total
Supply to Columbia Gas of Ohio	$17.3	34%	2,716	35%
Supply to CGC	21.2	42%	2,164	27%
Supply to Marketers	9.6	19%	2,890	37%
Other (including natural gas gathering and processing)	2.3	5%	54	1%
Total	$50.4	100%	7,824	100%
Energy Generation (Eight Flags)
Eight Flags generates electricity and steam at its CHP plant located on Amelia Island, Florida. The plant is powered by natural gas transported by Peninsula Pipeline and our FPU natural gas distribution business and produces approximately 21 MW of electricity and 75,000 pounds per hour of steam. Eight Flags sells the electricity generated from the plant to our Florida electric distribution operation and sells the steam to the customer who owns the site on which the plant is located, both under separate 20-year contracts.
Marlin Gas Services
Marlin Gas Services is a supplier of mobile CNG/RNG and virtual pipeline solutions, primarily to utilities, pipelines, and RNG producers. Marlin Gas Services provides temporary hold services, pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. These services are provided by a highly trained staff of drivers and maintenance technicians who are all certified to meet/exceed PHMSA standards to safely perform pipeline functions throughout the United States. Marlin Gas Services maintains a fleet of CNG trailers, mobile compression equipment, LNG tankers and vaporizers, and an internally developed patented regulator system which allows for delivery of over 7,000 Dts/d of natural gas. Marlin Gas Services continues to actively expand the territories it serves, as well as leveraging its fleet of equipment and patented technologies to serve LNG and RNG market needs.

Sustainable Investments

Our sustainable investments are comprised primarily of our renewable natural gas projects that are in various stages of development. Included in these are the assets and intellectual property of Planet Found that we acquired during the fourth quarter of 2022, whose farm scale anaerobic digestion pilot system and technology produces biogas from poultry litter. In addition, we constructed a dairy manure RNG facility that we own and operate at Full Circle Dairy in Madison County, Florida. The project consists of a facility converting dairy manure to RNG and transportation assets to bring the gas to market. The facility became operational with the first injection of RNG during the second quarter of 2024.
Environmental Matters
See Item 8, Financial Statements and Supplementary Data (Note 18, Environmental Commitments and Contingencies, in the consolidated financial statements).
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

Workplace Health and Safety
We are committed to ensuring safety is at the center of our culture and the way we do business. The importance of safety is exhibited throughout the entire organization, with the direction and tone set by both the BOD and our President and CEO, and evidenced through required attendance at monthly safety meetings, routine safety training and the inclusion of safety moments at key team meetings. Additionally, we remain committed to providing products and services to our customers in a safe and reliable manner.
Chesapeake Utilities Corporation 2025 Form 10-K Page 12

Maintaining safety as a priority requires shared responsibility. Our employees remain committed and work together to ensure that our plans, programs, policies, and behaviors are aligned with our aspirations as a Company. The achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. To support this commitment, the Company has invested heavily in safety and simulation training programs.

Our state-of-the art training facilities known as Safety Towns, located in Dover, Delaware and DeBary Florida, now serve as resources for training our employees who build, maintain and operate our natural gas infrastructure. The facilities offer hands-on training and fully immersive, on-the-job field experiences. The Company conducts live simulations and has adopted the National Incident Management Systems ("NIMS") approach to emergency response. First responders and other community partners also benefit from the realistic scenario-based training based on conditions they could encounter as they enter homes in the community.

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
Throughout our organization, we seek to promote from within, reviewing strategic positions regularly and identifying potential internal candidates to fill those positions, evaluating critical job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth, as well as succession plans for key positions throughout the organization. We provide training and development programs, including many forms of training on our internal learning platform, as well as tuition reimbursement to promote continued professional growth.
We had more than 1,300 employees at December 31, 2025, 186 of whom are union employees represented by two labor unions: the International Brotherhood of Electrical Workers ("IBEW") and the United Food and Commercial Workers Union. The collective bargaining agreements covering our employees with these labor unions expire in 2027 and 2028, respectively. We consider our relationships with employees, including those covered by collective bargaining agreements, to be in good standing. We provide a competitive Total Rewards package for our employees including health insurance coverage, wellness initiatives, retirement savings benefits, paid time off, employee assistance programs, educational and tuition reimbursement, competitive pay, career growth opportunities, paid volunteer time, and a culture of recognition.
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
Our first ERG was established in 2019, and as of December 31, 2025, there were 12 active ERGs meeting throughout the Company. ERGs are voluntary, employee-led groups that focus on shared identities, affinities and experiences and seek to apply those perspectives to initiatives that create value throughout the Company. The ERGs support their members' personal growth and professional development, and help develop learning programs and community service opportunities throughout the Company. ERGs also help foster a sense of belonging by creating a deep and intentional community that extends beyond an employee’s day-to-day team and colleagues into a companywide network.
Driving Sustainability across the Company
Consistent with our culture of teamwork, the focus on sustainability is supported and shared across our organization by the dedication and efforts of our BOD and its Committees, as well as through the entrepreneurship and dedication of our team. As stewards of long-term enterprise value, the BOD is committed to overseeing the sustainability of the Company, its environmental stewardship initiatives, and its safety and operational compliance practices. Chesapeake Utilities continues to drive numerous initiatives in support of its sustainability focus, including but not limited to:

•Construction and operation of our first full scale RNG production facility in Lee, Florida utilizing dairy waste;
•Production of raw biogas, that is pipeline quality RNG, at our Planet Found poultry anaerobic digester facility in Worcester County, Maryland;
Chesapeake Utilities Corporation 2025 Form 10-K Page 13

•FERC approval and construction advancing for the Worcester Resiliency Upgrade project, an LNG storage facility project on Delmarva;
•Transportation of RNG produced from multiple third-party waste facilities and injected into multiple interconnection points across our various pipeline systems;
•Continued internal team engagement focused on identifying and recommending ways to further reduce methane emissions for our transmission and gathering operations;
•Implementation of various energy efficiency programs in several of our service territories;
•Alignment of FCG’s SAFE program to more closely align with FPU’s GUARD program; and
•Continued recycling of used pipe into benches, many of which have been donated to various organizations.

Information about our Executive Officers
Set forth below are the names, ages, and positions of our executive officers with their recent business experience. The age of each officer is as of the filing date of this Annual Report.

Name	Age	Executive Officer Since	Offices Held During the Past Five Years
Jeffry M. Householder	68	2010	Chair of the Board of Directors (May 2023 - present) President (January 2019 - present) Chief Executive Officer (January 2019 - present) Director (January 2019 - present)
			President of FPU (June 2010 - February 2019)
Beth W. Cooper	59	2005	Executive Vice President (February 2019 - present)
Chief Financial Officer (September 2008 - present)
Senior Vice President (September 2008 - February 2019)
Treasurer (January 2022 - present)
Assistant Corporate Secretary (March 2015 - present)

James F. Moriarty	68	2015	Executive Vice President (February 2019 - present) General Counsel & Corporate Secretary (March 2015 - present) Chief Policy and Risk Officer (February 2019 - present)
Senior Vice President (February 2017 - February 2019) Vice President (March 2015 - February 2017)

Kevin J. Webber	67	2010	Chief Development Officer (January 2022 - present)
			Senior Vice President (February 2019 - present) President FPU (February 2019 - December 2019) Vice President Gas Operations and Business Development Florida Business Units (July 2010 - February 2019)
Jeffrey S. Sylvester	56	2019	Chief Operating Officer (January 2022 - present) Senior Vice President (December 2019 - present) Vice President Black Hills Energy (October 2012 - December 2019)
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
•Code of Ethics for Financial Officers;
•Corporate Governance Guidelines; and
•Charters for the Audit Committee, Compensation Committee, Investment Committee, and Corporate Governance Committee of the BOD.

Any of these reports or documents may also be obtained by writing to: Shareholders Services; c/o Chesapeake Utilities Corporation, 500 Energy Lane Suite 100, Dover, DE 19901.
Chesapeake Utilities Corporation 2025 Form 10-K Page 14

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
Our business strategy includes the continued pursuit of growth and requires capital investment in excess of cash flow from operations. As a result, the successful execution of our strategy is dependent upon access to equity and debt on acceptable terms and at reasonable costs. Our ability to issue new debt and equity capital and the cost of equity and debt are greatly affected by our financial performance and the conditions of the financial markets. In addition, our ability to obtain adequate and cost-effective debt depends on our credit ratings. A downgrade in our current credit ratings could negatively impact our access to and cost of debt. If we are not able to readily access capital at competitive rates and on terms that are acceptable to us, our ability to implement our strategic plan, undertake improvements and make other investments required for our future growth may be limited.

If we fail to comply with our debt covenant obligations, we could experience adverse financial consequences that could affect our liquidity and ability to borrow funds.
Our long-term debt obligations and our Revolver contain financial covenants related to debt-to-capital ratios and interest-coverage ratios. Failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations, the inability to borrow under certain credit agreements and terms, or the inability to access capital from other sources. Any such default could cause a material adverse change in our financial condition, results of operations and cash flows. As of December 31, 2025, we were in compliance with all of our debt covenants.

Increases in interest rates may adversely affect our results of operations and cash flows.
Increases in interest rates could increase the cost of future debt issuances. To the extent we are not able to fully recover higher debt costs in the rates we charge our utility customers, or the timing of such recovery is not certain, our earnings could be adversely affected. Increases in short-term interest rates could negatively affect our results of operations, we rely on short-term debt to finance accounts receivable and storage gas inventories and to temporarily finance capital expenditures. Reference should be made to Item 7A, Quantitative and Qualitative Disclosures about Market Risk for additional information.

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 15

impact the availability of items that are necessary to support normal operations as well as materials that are required for continued infrastructure growth, and as a result, may adversely impact our financial condition and results of operations.

Furthermore, change or uncertainty in U.S. policies or the policies of other countries and regions, including any changes or uncertainty with respect to U.S. or international trade policies or tariffs, could also disrupt our key suppliers’ operations. The presidential administration has taken action to impose substantial new or increased tariffs, which could increase the cost of imported materials and equipment, disrupt supply chains, drive economic volatility, and create adverse capital and credit market conditions. For example, the cost of pipes, meters, transformers, and specialized equipment we use in our capital projects may materially increase thus increasing our overall investment in and cost of these projects. Any widespread imposition of new or increased tariffs could have an adverse effect on our results of operations, cash flow and financial condition. Additionally, the current presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion, commentary and actions regarding potential significant changes to U.S. trade policies, treaties and tariffs. In 2025, the President indicated that the United States would impose retaliatory measures with respect to jurisdictions that have or are likely to put in place tax rules that are extraterritorial or disproportionately affect U.S. companies. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, their ultimate impact on our businesses. We are also unable to reasonably estimate the effects of the rapidly evolving trade tariff landscape, which could include project delays, cost increases, and obstacles to the Company’s strategic plan execution.

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
Construction of new facilities required to support future growth is subject to various regulatory and developmental risks, including but not limited to: (i) our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies and on terms that are acceptable to us; (ii) potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii) our ability to acquire rights-of-way or land rights on a timely basis on terms that are acceptable to us; (iv) lack of anticipated future growth in available natural gas and electricity supply and demand; (v) insufficient customer throughput commitments; and (vi) lack of available and qualified third-party contractors which could impact the timely construction of new facilities. Adverse outcomes and/or changes in these risks could limit the future growth of our business and cause a material adverse change in our financial condition, results of operations and cash flows.

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 16

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
Our natural gas distribution, propane operations and natural gas transmission operations are sensitive to fluctuations in weather conditions, which directly influence the volume of natural gas and propane we transport, sell and deliver to our customers. A significant portion of our natural gas distribution, propane operations and natural gas transmission revenue is derived from the sales and deliveries to residential, commercial and industrial heating customers during the five-month peak heating season (November through March). Other than our Maryland natural gas distribution business which has revenue normalization mechanisms, if the weather is warmer than normal, we generally sell and deliver less natural gas and propane to customers, and earn less revenue, which could adversely affect our financial condition, results of operations and cash flows. Conversely, if the weather is colder than normal, we generally sell and deliver more natural gas and propane to customers, and earn more revenue, which could positively affect our financial condition, results of operations and cash flows. Variations in weather from year to year can cause our financial condition, results of operations and cash flows to vary accordingly.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 17

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
Many of our employees, service providers, and vendors have been working, and continue to work, from remote locations where cybersecurity protections could be limited and cybersecurity procedures and safeguards could be less effective. As such, we could be subject to a higher risk of cybersecurity breaches than ever before. Therefore, we could be required to expend significant resources to continue to modify or enhance our procedures and controls or to upgrade our digital and operational systems, related infrastructure, technologies and network security. In addition, despite steps we may take to detect, mitigate, and/or eliminate threats and respond to security incidents, the techniques used by those who wish to obtain unauthorized access, and possibly disable or sabotage systems and/or abscond with information and data, change frequently and continue to evolve with the use of artificial intelligence (“AI”) and we may not be able to protect against all such actions.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 18

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

Concerns relating to the responsible use of new and evolving technologies, such as AI, may result in reputational or financial harm and liability.
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

Chesapeake Utilities Corporation 2025 Form 10-K Page 19

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
Federal and state legislative and regulatory initiatives to promote energy efficiency, conservation and the use of alternative energy sources could lower consumption of natural gas and propane by our customers. For example, in August 2022, the Inflation Reduction Act of 2022 was signed into law, with hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, and clean fuels, amongst other provisions. These incentives have continued to accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives and impact demand for our products and services. In addition, increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations including mandatory climate related disclosures, and the aforementioned demand for alternative forms of energy, may result in increased costs and reduced demand for our products and services. While we cannot predict the ultimate effect that the development of alternative energy sources and related laws might have on our operations, we may be subject to reduced profits, increased investigations and litigation against us, and negative impacts on the market price of our common stock and access to capital markets.
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

Chesapeake Utilities Corporation 2025 Form 10-K Page 20

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
One of our strategies is to grow through acquisitions of complementary businesses. Our acquisitions involve a number of risks including, but not limited to, the following:
•We may fail to realize synergies, benefits and growth opportunities anticipated as a result of the acquisition;
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

Chesapeake Utilities Corporation 2025 Form 10-K Page 21

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
Further, existing environmental laws and regulations may be revised, or new laws and regulations seeking to protect the environment may be adopted and applicable to us. Revised or additional laws and regulations could result in additional operating restrictions on our facilities or increased compliance costs, which may not be fully recoverable. Any such increase in compliance costs could adversely affect our financial condition, results of operations and cash flows. Compliance with these legal obligations requires us to commit capital. If we fail to comply with environmental laws and regulations, even if such failure is caused by factors beyond our control, we may be assessed administrative, civil, or criminal penalties and fines, imposed with investigatory and remedial obligations, or issued injunctions all of which could impact our financial condition,
Chesapeake Utilities Corporation 2025 Form 10-K Page 22

results of operations and cash flows. See Item 8, Financial Statements and Supplementary Data (Note 18, Environmental Commitments and Contingencies, in the consolidated financial statements).

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
There have been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions. The direction of future U.S. climate change regulation is difficult to predict given the potential for policy changes under different Presidential administrations and Congressional leadership. The Environmental Protection Agency, or other Federal agencies, may or may not continue developing regulations to reduce greenhouse gas emissions. Even if federal efforts in this area slow, states, cities and local jurisdictions may continue pursuing climate regulations. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur additional operating costs, such as costs to purchase and operate emissions controls, to obtain emission allowances or to pay emission taxes, and could reduce demand for our energy delivery services. Federal, state and local legislative initiatives to implement renewable portfolio standards or to further subsidize the cost of solar, wind and other renewable power sources may change the demand for natural gas. We cannot predict the potential impact that such laws or regulations, if adopted, may have on our future business, financial position, results of operations and cash flows.

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
Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could delay, defer or prevent an unsolicited change in control of Chesapeake Utilities, which may negatively affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions may also prevent changes in management. In addition, our BOD is authorized to issue preferred stock without stockholder approval on such terms as our BOD may determine. Our common stockholders will be subject to, and may be negatively affected by, the rights of any preferred stock that may be issued in the future.
Chesapeake Utilities Corporation 2025 Form 10-K Page 23

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 24

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

Cybersecurity Risk Governance and Oversight

The Company’s BOD, in conjunction with its Audit Committee, oversees management’s approach to cybersecurity risk and its alignment with the Company’s enterprise risk management program. The BOD and Audit Committee receive reports from management regarding the prevention, detection, and mitigation of cybersecurity incidents, including security risks and vulnerabilities. Additionally, the Audit Committee receives updates on cybersecurity risk assessments, risk mitigation strategies, and relevant cybersecurity matters. The Company’s information technology team is responsible for developing and implementing its information security program and reporting on cybersecurity matters to the BOD and Audit Committee.
The Company’s Risk Management Committee ("RMC"), which is chaired by the Chief Risk Officer, evaluates risks relating to cybersecurity, among other significant risks, and oversees mitigation plans. The RMC is comprised of executive leadership across multiple functions, including individuals with responsibilities and oversight over legal, regulatory, finance and treasury, operations, information technology, business development, and policies and controls. The RMC meets monthly and receives regular updates on security performance metrics, global security risks, security enhancements, and updates on our security posture.
The Company has a cross-functional cybersecurity incident response team ("CIRT"). The Company’s CIRT routinely reviews and updates our incident response plans, procedures and protocols, as well as reports to the Company’s RMC on security matters that impact the confidentiality, integrity, or availability of the Company’s data or information systems.

ITEM 2. Properties.
Offices and other operational facilities
We own or lease offices and other operational facilities in our service territories located in Pennsylvania, Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida and Ohio.
Regulated Energy Segment
The following table presents a summary of miles of assets operated by our natural gas distribution, natural gas transmission and electric business units as of December 31, 2025:
Chesapeake Utilities Corporation 2025 Form 10-K Page 25

Operations	Miles
Natural Gas Distribution
Delmarva Natural Gas (Natural gas pipelines)	2,187
Delmarva Natural Gas (Underground propane pipelines)	17
FPU (Natural gas pipelines)	3,270
FCG (Natural gas pipelines)	4,087
Natural Gas Transmission
Eastern Shore	532
FCG	79
Peninsula Pipeline	197
Aspire Energy Express (1)	—
Electric Distribution
FPU	926
Total	11,295
(1) Aspire Energy Express had less than 1 mile of natural gas pipeline at December 31, 2025.
Peninsula Pipeline also has a 50 percent jointly owned intrastate transmission pipeline with Seacoast Gas Transmission, LLC ("Seacoast Gas Transmission") in Nassau County, Florida. The 26-mile pipeline serves demand in both Nassau and Duval Counties.
Unregulated Energy Segment
The following table presents propane storage capacity, miles of underground distribution mains and transmission for our Unregulated Energy Segment operations as of December 31, 2025:

Operations	Gallons or miles
Propane distribution
Propane storage capacity (gallons in millions)	8.4
Underground propane distribution mains (miles)	152
Unregulated Energy Transmission and gathering (Aspire Energy)
Natural gas pipelines (miles)	2,800

ITEM 3. Legal Proceedings.
See Item 8, Financial Statements and Supplementary Data (Note 19, Other Commitments and Contingencies, in the consolidated financial statements), which is incorporated into Item 3 by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Dividends and Stockholder Information:
Chesapeake Utilities Corporation 2021 Form 10-K     Page 26

Chesapeake Utilities common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CPK." As of February 23, 2026, we had 1,874 holders of record of our common stock. We declared quarterly cash dividends on our common stock totaling $2.695 per share in 2025 and $2.510 per share in 2024, and have paid a cash dividend to holders of our common stock for 65 consecutive years. Future dividend payments and amounts are at the discretion of the BOD and will depend on our financial condition, results of operations, capital requirements, and other factors.
Indentures to our long-term debt contain various restrictions which limit our ability to pay dividends. Refer to Item 8, Financial Statements and Supplementary Data (Note 12, Long-Term Debt, in the consolidated financial statements) for additional information.
Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by us or on our behalf of shares of our common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 through October 31, 2025 (1)	640	$137.06	—	—
November 1, 2025 through November 30, 2025	—	—	—	—
December 1, 2025 through December 31, 2025	—	—	—	—
Total	640	$137.06	—	—
(1) In October 2025, we purchased 640 shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8, Financial Statements and Supplementary Data (Note 15, Employee Benefit Plans, in the consolidated financial statements).
(2) Except for the purpose described in footnote (1), we have no publicly announced plans or programs to repurchase our shares.
Information on certain of our equity compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement captioned “Equity Compensation Plan Information” and is incorporated herein by reference.
Common Stock Performance Graph
The stock performance graph and table below compares cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2025, with the cumulative total stockholder return of the Standard & Poor’s 500 Index and the cumulative total stockholder return of select peers, which include the following companies: Atmos Energy Corporation; Black Hills Corporation; New Jersey Resources Corporation; NiSource; Northwest Natural Gas Company; Northwestern Corporation; ONE Gas, Inc.; RGC Resources, Inc.; Spire, Inc.; and Unitil Corporation.
The comparison assumes $100 was invested on December 31, 2020 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
Chesapeake Utilities Corporation 2025 Form 10-K Page 27

Stock Performance
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
Chesapeake Utilities
Industry Index
S&P 500 Index

	2020	2021	2022	2023	2024	2025
Chesapeake Utilities	$100	$137	$113	$103	$121	$127
Industry Index	$100	$115	$123	$121	$153	$183
S&P 500 Index	$100	$129	$105	$133	$166	$196

Chesapeake Utilities Corporation 2025 Form 10-K Page 28

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

Acquisition of FCG
On November 30, 2023, we completed the acquisition of FCG for $922.8 million in cash, including working capital adjustments as defined in the agreement that were settled during the first quarter of 2024, pursuant to the stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment. FCG currently serves approximately 125,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Results for FCG are included within our consolidated results from the acquisition date.
In June 2023, FCG received approval from the Florida PSC for a $23.3 million total increase in base revenue in connection with its May 2022 rate case filing. The new rates, which became effective as of May 1, 2023, included the transfer of its SAFE program provisions from a rider clause to base rates, an increase in rates associated with a liquefied natural gas facility, and approval of FCG's proposed RSAM with a $25.0 million reserve amount. The RSAM was recorded as either an increase or decrease to accrued removal costs on the balance sheet, with a corresponding increase or decrease to depreciation and amortization expense. At December 31, 2024, the RSAM reserve had been completely utilized.
In February 2025, FCG filed a depreciation study with the Florida PSC. The application is requesting approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application was subject to review and approval by the Florida PSC. In February 2026, the Florida PSC approved a $6.8 million reserve imbalance to be amortized over the remaining life of the assets, with the revised depreciation rates effective as of January 1, 2025.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 29

measures in assessing a business unit's and the overall Company performance. Other companies may calculate these non-GAAP financial measures in a different manner.

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the years ended December 31, 2025, 2024 and 2023:
Adjusted Gross Margin

	For the Year Ended December 31, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$687.8	$271.9	$(29.7)	$930.0
Cost of Sales:
Natural gas, propane and electric costs	(193.8)	(127.3)	29.6	(291.5)
Depreciation & amortization	(70.9)	(20.8)	—	(91.7)
Operations & maintenance expenses (1)	(54.7)	(39.1)	0.1	(93.7)
Gross Margin (GAAP)	368.4	84.7	—	453.1
Operations & maintenance expenses (1)	54.7	39.1	(0.1)	93.7
Depreciation & amortization	70.9	20.8	—	91.7
Adjusted Gross Margin (Non-GAAP)	$494.0	$144.6	$(0.1)	$638.5

	For the Year Ended December 31, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$583.4	$228.4	$(24.6)	$787.2
Cost of Sales:
Natural gas, propane and electric costs	(144.2)	(100.2)	24.6	(219.8)
Depreciation & amortization	(48.8)	(16.9)	—	(65.7)
Operations & maintenance expenses (1)	(48.6)	(33.1)	—	(81.7)
Gross Margin (GAAP)	341.8	78.2	—	420.0
Operations & maintenance expenses (1)	48.6	33.1	—	81.7
Depreciation & amortization	48.8	16.9	—	65.7
Adjusted Gross Margin (Non-GAAP)	$439.2	$128.2	$—	$567.4

Chesapeake Utilities Corporation 2025 Form 10-K Page 30

	For the Year Ended December 31, 2023
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$473.6	$223.1	$(26.1)	$670.6
Cost of Sales:
Natural gas, propane and electric costs	(140.0)	(102.5)	26.0	(216.5)
Depreciation & amortization	(48.2)	(17.3)	—	(65.5)
Operations & maintenance expenses (1)	(27.5)	(31.5)	0.3	(58.7)
Gross Margin (GAAP)	257.9	71.8	0.2	329.9
Operations & maintenance expenses (1)	27.5	31.5	(0.3)	58.7
Depreciation & amortization	48.2	17.3	—	65.5
Adjusted Gross Margin (Non-GAAP)	$333.6	$120.6	$(0.1)	$454.1
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

2025 to 2024 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for 2025 was $368.4 million, an increase of $26.6 million, or 7.8 percent, compared to 2024. Higher gross margin largely reflects incremental margin from regulatory initiatives and infrastructure programs, pipeline expansion projects and natural gas organic growth.

2024 to 2023 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the year ended December 31, 2024 compared to 2023 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.

2025 to 2024 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for 2025 was $84.7 million, an increase of $6.5 million, or 8.3 percent, compared to 2024. Higher gross margin resulted primarily from increased CNG, RNG and LNG services, and increased customer consumption.

2024 to 2023 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the year ended December 31, 2024 compared to 2023 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.

Chesapeake Utilities Corporation 2025 Form 10-K Page 31

Adjusted Net Income and Adjusted EPS

	Year Ended
	December 31,
(dollars in millions, shares in thousands (except per share data))	2025	2024	2023
Net Income (GAAP)	$140.3	$118.6	$87.2
FCG transaction and transition-related expenses, net (1)	0.8	2.9	10.6
Adjusted Net Income (Non-GAAP)	$141.1	$121.5	$97.8

Weighted average common shares outstanding - diluted (2)	23,488	22,531	18,435

Earnings Per Share - Diluted (GAAP)	$5.97	$5.26	$4.73
FCG transaction and transition-related expenses, net (1)	0.04	0.13	0.58
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$6.01	$5.39	$5.31
(1) Transaction and transition-related expenses represent non-recurring costs attributable to the acquisition and integration of FCG including, but not limited to transaction costs, transition services, consulting, system integration, rebranding, and legal fees.
(2) Weighted average shares reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 4 and 14 for additional details on the acquisition and related equity offering.
2025 to 2024 Net Income (GAAP) Variance

Net income (GAAP) for the year ended December 31, 2025 was $140.3 million, or $5.97 per share, compared to $118.6 million, or $5.26 per share in 2024. Net income for the years ended December 31, 2025 and 2024 included $0.8 million and $2.9 million, respectively, of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $19.6 million.

2024 to 2023 Net Income (GAAP) Variance

Net income (GAAP) for the year ended December 31, 2024 compared to 2023 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.
Chesapeake Utilities Corporation 2025 Form 10-K Page 32

OVERVIEW AND HIGHLIGHTS

(dollars in millions, shares in thousands (except per share data))			Increase			Increase
For the Year Ended December 31,	2025	2024	(Decrease)	2024	2023	(Decrease)
Operating Income
Regulated Energy	$222.0	$196.2	$25.8	$196.2	$126.2	$70.0
Unregulated Energy	33.6	31.7	1.9	31.7	24.4	7.3
Other businesses and eliminations	0.3	0.3	—	0.3	0.2	0.1
Total Operating Income	255.9	228.2	27.7	228.2	150.8	77.4
Other income, net	9.6	2.0	7.6	2.0	1.4	0.6
Interest charges	72.5	68.4	4.1	68.4	36.9	31.5
Income from Before Income Taxes	193.0	161.8	31.2	161.8	115.3	46.5
Income taxes	52.7	43.2	9.5	43.2	28.1	15.1
Net Income	$140.3	$118.6	$21.7	$118.6	$87.2	$31.4

Weighted Average Common Shares Outstanding: (1)
Basic	23,389	22,469	920	22,469	18,371	4,098
Diluted	23,488	22,531	957	22,531	18,435	4,096

Earnings Per Share of Common Stock
Basic	$6.00	$5.28	$0.72	$5.28	$4.75	$0.53
Diluted	$5.97	$5.26	$0.71	$5.26	$4.73	$0.53

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$140.3	$118.6	$21.7	$118.6	$87.2	$31.4
FCG transaction and transition-related expenses, net (2)	0.8	2.9	(2.1)	2.9	10.6	(7.7)
Adjusted Net Income (Non-GAAP)	$141.1	$121.5	$19.6	$121.5	$97.8	$23.7

Earnings Per Share - Diluted (GAAP)	$5.97	$5.26	$0.71	$5.26	$4.73	$0.53
FCG transaction and transition-related expenses, net (2)	0.04	0.13	(0.09)	0.13	0.58	(0.45)
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$6.01	$5.39	$0.62	$5.39	$5.31	$0.08
(1) Weighted average shares reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.
(2) Transaction and transition-related expenses represent costs attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Chesapeake Utilities Corporation 2025 Form 10-K Page 33

2025 compared to 2024
Key variances in operations between 2025 and 2024 included:

(in millions, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Year ended December 31, 2024 Adjusted Results (1)	$165.8	$121.5	$5.39

Increased (Decreased) Adjusted Gross Margins:
Natural gas transmission service expansions, including interim services (2)	18.8	13.7	0.58
Contributions from regulated infrastructure programs (2)	13.8	10.0	0.43
Rate changes associated with recent rate case activities (2)	12.6	9.1	0.39
Increased CNG/RNG/LNG services (2)	10.7	7.8	0.33
Increased customer consumption	9.5	6.9	0.28
Natural gas growth (excluding service expansions)	7.4	5.4	0.23
Change in propane margins and service fees	(1.4)	(1.0)	(0.04)
	71.4	51.9	2.20
Increased Other Operating Expenses (Excluding Natural Gas, Electricity and Propane Costs):
Depreciation, amortization and property taxes	(26.3)	(19.1)	(0.82)
Facilities expenses, maintenance costs and outside services	(9.2)	(6.7)	(0.28)
Payroll, benefits and other employee-related expenses	(6.7)	(4.9)	(0.21)
Credit, collections and customer service costs	(1.5)	(1.1)	(0.05)
Insurance-related costs	(1.1)	(0.8)	(0.03)
Regulatory expenses	(0.9)	(0.7)	(0.03)
Vehicle expenses	(0.8)	(0.6)	(0.02)
	(46.5)	(33.9)	(1.44)

Changes in other income	7.6	5.5	0.24
Interest charges	(4.2)	(3.0)	(0.13)
Increase in shares outstanding due to 2024 and 2025 equity issuances (3)	—	—	(0.22)
Net other changes	—	(0.9)	(0.03)
	3.4	1.6	(0.14)
Year ended December 31, 2025 Adjusted Results(1)	$194.1	$141.1	$6.01
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 34

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

	Adjusted Gross Margin
	Year Ended December 31,			Estimate for Calendar Year
(in millions)	2023	2024	2025	2026	2027
Pipeline Expansions:
St. Cloud / Twin Lakes Expansion	$0.3	$0.6	$2.9	$3.8	$3.8
Wildlight	0.5	1.5	2.6	4.3	4.3
Newberry	—	1.4	2.6	2.6	2.6
Worcester Resiliency Upgrade	—	—	0.3	10.6	17.1
Boynton Beach	—	—	3.0	3.4	3.4
New Smyrna Beach	—	—	1.6	2.6	2.6
Central Florida Reinforcement	—	0.1	2.6	4.3	4.3
Warwick	—	0.4	1.9	1.9	1.9
Renewable Natural Gas Supply Projects	—	—	2.5	5.4	6.4
Miami Inner Loop	—	—	2.8	7.6	7.6
Duncan Plains	—	—	—	—	1.5
Total Pipeline Expansions	0.8	4.0	22.8	46.5	55.5

CNG/RNG/LNG Transportation and Infrastructure	11.1	16.4	27.3	28.5	29.7

Regulatory Initiatives:
Florida GUARD Program	0.4	3.6	7.1	10.1	13.0
FCG SAFE Program	—	3.8	8.4	12.7	16.4
Capital Cost Surcharge Programs	2.8	3.2	5.7	9.0	10.1
Electric Storm Protection Plan	1.3	3.2	6.4	9.1	11.4
Maryland Rate Case	—	—	1.5	3.5	3.5
Delaware Rate Case (1)	—	0.6	4.7	6.1	6.1
Electric Rate Case (1)	—	0.3	7.3	8.6	9.1
Florida Mandatory Relocates	—	—	—	1.5	1.5
Florida City Gas Rate Case	—	—	—	TBD	TBD

Total Regulatory Initiatives	4.5	14.7	41.1	60.6	71.1

Total	$16.4	$35.1	$91.2	$135.6	$156.3
(1) Includes adjusted gross margin attributable to interim rates during 2024 and 2025. See additional information provided below.

Chesapeake Utilities Corporation 2025 Form 10-K Page 35

Discussion of Major Projects and Initiatives

Pipeline Expansions

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dts/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. We expect this extension to generate annual adjusted gross margin of $0.6 million in 2026 and thereafter.

In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to its Transportation Service Agreement with FPU for a project that will support additional supply to communities in the St. Cloud, Florida area. The project is driven by the need to expand gas service to future communities that are expected in that area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the expected new growth. The expansion will provide FPU with an additional 10,000 Dts/d. The Florida PSC approved the project in May 2024, and it is expected to be complete in the second quarter of 2026. We expect this expansion to generate approximately $3.2 million of adjusted gross margin in 2026 and thereafter.

For the year ended December 31, 2025, these projects generated additional adjusted gross margin of $2.3 million.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The petition was approved by the Florida PSC in November 2022. The various phases of the project commenced in the first quarter of 2023, and construction was completed in 2025. The project generated additional adjusted gross margin of $1.1 million for the year ended December 31, 2025, and is expected to contribute adjusted gross margin of approximately $4.3 million in 2026 and thereafter.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. Conversions of the community gas systems commenced in the second quarter of 2024 and are projected to be complete in the first quarter of 2026. The project generated additional adjusted gross margin of $1.2 million for the year ended December 31, 2025, and is expected to contribute adjusted gross margin of approximately $2.6 million in 2026 and thereafter.

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

In June 2025, Eastern Shore filed a limited amended application with the FERC requesting revised initial transportation rates for the project. The revised rates reflected increased capital costs associated with unanticipated changes in global markets and supply chains, including the availability of skilled laborers with the requisite certifications to work on this project. Eastern Shore requested expedited action by the FERC in relation to this matter and an approved order was issued in July 2025. Construction is underway and the project is expected to be placed into service in mid-2026. The project generated adjusted
Chesapeake Utilities Corporation 2025 Form 10-K Page 36

gross margin of $0.3 million for the year ended December 31, 2025, and is expected to contribute adjusted gross margin of approximately $10.6 million in 2026 and $17.1 million thereafter.

East Coast Reinforcement Projects (Boynton Beach and New Smyrna Beach)
In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that have experienced an increase in population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. New Smyrna Beach was placed into service during May 2025 and construction is projected to be complete for Boynton Beach in the second quarter of 2026. The projects generated adjusted gross margin of $4.6 million for the year ended December 31, 2025, and are expected to contribute adjusted gross margin of approximately $6.0 million in 2026 and thereafter.

Central Florida Reinforcement Projects (Plant City and Lake Mattie)
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline's extensions support FPU’s distribution system around the Plant City and Lake Mattie area's of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. The Plant City project was completed in the fourth quarter of 2024, and the Lake Mattie project went into service in July 2025. The projects generated additional adjusted gross margin of $2.5 million for the year ended December 31, 2025, and are expected to contribute adjusted gross margin of approximately $4.3 million in 2026 and thereafter.

Warwick Pipeline Project
In July 2024, we announced plans to extend Eastern Shore's transmission deliverability by constructing an additional 4.4 miles of six inch steel pipeline. The project will reinforce the supply and growth for our Delaware division distribution system and expand natural gas service further into Maryland for anticipated future growth. This project was placed into service during the fourth quarter of 2024, generated additional adjusted gross margin of $1.5 million for the year ended December 31, 2025, and is expected to contribute adjusted gross margin of approximately $1.9 million in 2026 and thereafter.

Renewable Natural Gas Supply Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at its July 2024 meeting. In October 2025, the Florida PSC approved amendments to the Transportation Service Agreements that were filed to include Peninsula Pipeline as a party to the related interconnection agreements. The projects are underway and are estimated to be completed in the second half of 2026. These three renewable projects generated adjusted gross margin of $2.5 million for the year ended December 31, 2025, and are projected to generate total adjusted gross margin of approximately $5.4 million in 2026 and $6.4 million thereafter.

Miami Inner Loop Pipeline Projects
In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance gas infrastructure in Miami-Dade County. The proposed expansion consists of the development of several pipeline projects to support growth and FCG's distribution system, as well as enhance FCG's access to gas from various points in the Miami-Dade County area. The expansion was approved in February 2025 and interim services began in August 2025 with permanent facilities expected to be in service by the second quarter of 2026. The project generated adjusted gross margin of $2.8 million for the year ended December 31, 2025, and is expected to contribute adjusted gross margin of approximately $7.6 million in 2026 and thereafter.

Duncan Plains Pipeline Project
In July 2025, Aspire Energy Express entered into an agreement with American Electric Power to construct and operate an intrastate natural gas pipeline in central Ohio to serve a new fuel-cell facility, which will provide on-site electric power to a data center. This new transmission infrastructure is expected to be in service in the first half of 2027 and is expected to contribute adjusted gross margin of approximately $1.5 million in 2027.

Chesapeake Utilities Corporation 2025 Form 10-K Page 37

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
For the year ended December 31, 2025, we generated $10.9 million in additional adjusted gross margin including the margin attributable to the Full Circle Dairy and Noble Road projects described below. We estimate annual adjusted gross margin of approximately $28.5 million in 2026, and $29.7 million in 2027 for these transportation related services, with potential for additional growth in future years.

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
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period. For the year ended December 31, 2025, there was $3.5 million of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $10.1 million of adjusted gross margin in 2026 and $13.0 million in 2027.

Chesapeake Utilities Corporation 2025 Form 10-K Page 38

FCG SAFE Program
In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Florida PSC approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period. For the year ended December 31, 2025, there was $4.6 million of additional adjusted gross margin generated pursuant to the program. The program is expected to generate $12.7 million of adjusted gross margin in 2026 and $16.4 million in 2027.

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

Capital Cost Surcharge Programs
In December 2025, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC issued an order approving the surcharge as filed in December 2025. The combined revised surcharge became effective January 1, 2026. For the year ended December 31, 2025, there was $2.5 million of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $9.0 million in 2026 and $10.1 million in 2027 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed and approved in 2022, with modifications, by the Florida PSC. Rates associated with this initiative were effective in January 2023. In October 2024, the Florida PSC approved the Company's projected 2025 SPP costs of $20.4 million for both capital and operating expenses. Our Florida electric distribution operations filed an updated SPP plan in January 2025 which was approved in June 2025, with modifications by the Florida PSC. For the year ended December 31, 2025, this initiative generated incremental adjusted gross margin of $3.2 million, and is expected to generate $9.1 million in 2026. We expect continued investment under the SPP going forward.

Chesapeake Utilities Corporation 2025 Form 10-K Page 39

Maryland Natural Gas Rate Case
In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, the “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland OPC and PSC staff reached a settlement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the related settlement agreement in part. The $2.6 million increase in annual base rates was approved, and the Company filed a Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing was held in March 2025, during which Phase II was approved, including an additional $0.9 million in revenue requirement, for a total cumulative increase of $3.5 million. A final order was issued in April 2025 and included approval of the consolidation of the operations and the assets of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity which was renamed and operates as Chesapeake Utilities of Maryland, Inc. For the year ended December 31, 2025, there was $1.5 million of adjusted gross margin generated pursuant to the program. The program is expected to generate $3.5 million of adjusted gross margin in 2026 and in 2027.

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

Delaware Natural Gas Rate Case
In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective in October 2024. A settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached and approved by the Delaware PSC in June 2025 providing an annual revenue increase of $6.1 million, as well as dividing the rate case into two phases. Rates set to recover the approved components of the increase were effective in March 2025. In October 2025, a settlement was reached for Phase II of the rate case addressing tariff-related changes including rate design and approved by the Delaware Public Service Commission with rates effective as of October 15, 2025. For the year ended December 31, 2025, there was $4.1 million of additional adjusted gross margin generated and final rates are expected to generate approximately $6.1 million of adjusted gross margin in 2026 and in 2027.

Chesapeake Utilities Corporation 2025 Form 10-K Page 40

FPU Electric Rate Case
In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million were approved with an effective date of November 1, 2024. In March 2025, the Florida PSC approved the permanent rate increase, but the order was subsequently protested. In May 2025, the Company reached a settlement agreement with the interested parties to resolve all outstanding issues. This settlement which was approved by the Florida PSC in July 2025, provides for a total base rate increase of approximately $8.6 million on an annual basis, with $1.0 million of the increase deferred from the first year's base rate increase and recovered over three years. A step-up rate increase was also approved for up to $0.7 million, upon completion of the purchase and refurbishment of certain substations, which is expected to be completed in December 2026. For the year ended December 31, 2025, there was $7.0 million of additional adjusted gross margin generated and final rates are expected to generate approximately $8..6 million of adjusted gross margin in 2026 and $9.1 million in 2027.

Florida Mandatory Relocates
In October 2025, FPU and FCG filed a joint petition for approval to establish a recovery surcharge for actual, estimated and projected relocation costs pursuant to the Florida Administrative Code which enables companies to recover the costs associated with relocating or reconstructing facilities that have been required by governmental entities. The projected revenue requirement for 2026 is $0.5 million for FPU and $1.0 million for FCG. The Florida PSC approved the petition in February 2026, with the surcharge effective in March 2026.

Florida City Gas Rate Case
In February 2026, FCG provided notice to the Florida PSC of its intent to file a petition seeking a general rate base increase based on a 2027 projected test year. The rate case filing is expected to be submitted in April 2026 and the outcome of the application will be subject to review and approval by the Florida PSC.

FCG Depreciation Study
In February 2025, FCG filed a depreciation study with the Florida PSC. The application requested approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application was subject to review and approval by the Florida PSC. In February 2026, the Florida PSC approved a $6.8 million reserve imbalance to be amortized over the remaining life of the assets, with the revised depreciation rates effective as of January 1, 2025.

Chesapeake Utilities Corporation 2025 Form 10-K Page 41

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
In 2025, increased customer consumption, which includes the effects of colder weather, largely in the Company's Ohio, Delmarva and Florida service areas, compared to the prior year resulted in a $9.5 million increase in adjusted gross margin. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the years ended 2025 compared to 2024, and 2024 compared to 2023.
HDD and CDD Information

	For the Year Ended December 31,
	2025	2024	Variance	2024	2023	Variance
Delmarva
Actual HDD	4,107	3,634	473	3,634	3,416	218
10-Year Average HDD ("Normal")	3,919	4,039	(120)	4,039	4,161	(122)
Variance from Normal	188	(405)		(405)	(745)

Florida
Actual HDD	951	796	155	796	664	132
10-Year Average HDD ("Normal")	781	794	(13)	794	826	(32)
Variance from Normal	170	2		2	(162)

Florida City Gas
Actual HDD	429	351	78	351	255	96
10-Year Average HDD ("Normal")	340	348	(8)	348	361	(13)
Variance from Normal	89	3		3	(106)

Ohio
Actual HDD	6,120	5,014	1,106	5,014	5,043	(29)
10-Year Average HDD ("Normal")	5,357	5,594	(237)	5,594	5,594	—
Variance from Normal	763	(580)		(580)	(551)

Florida
Actual CDD	2,951	3,299	(348)	3,299	3,101	198
10-Year Average CDD ("Normal")	3,037	3,009	28	3,009	2,934	75
Variance from Normal	(86)	290		290	167

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula, by FPU and by FCG increased by approximately 4.1 percent, 3.6 percent and 2.2 percent, respectively, during 2025.
The increase in adjusted gross margin resulting from customer growth is provided in the following table:

	Adjusted Gross Margin Increase
	For the Year Ended December 31, 2025
(in millions)	Delmarva Peninsula	Florida
Customer growth:
Residential	$1.5	$3.1
Commercial and industrial	0.3	2.5
Total customer growth	$1.8	$5.6

Chesapeake Utilities Corporation 2025 Form 10-K Page 42

REGULATED ENERGY

For the Year Ended December 31,	2025	2024	Change	2024	2023	Change
(in millions)
Revenue	$687.8	$583.4	$104.4	$583.4	$473.6	$109.8
Regulated natural gas and electric costs	193.8	144.2	49.6	144.2	140.0	4.2
Adjusted gross margin (1)	494.0	439.2	54.8	439.2	333.6	105.6
Operations & maintenance	160.2	150.4	(9.8)	150.4	119.8	(30.6)
Depreciation, amortization and property taxes (2)	104.7	82.5	(22.2)	82.5	71.7	(10.8)
Other taxes	5.9	6.1	0.2	6.1	5.5	(0.6)
FCG transaction and transition-related expenses (3)	1.2	4.0	2.8	4.0	10.4	6.4
Other operating expenses	272.0	243.0	(29.0)	243.0	207.4	(35.6)
Operating Income (4)	$222.0	$196.2	$25.8	$196.2	$126.2	$70.0
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Includes the absence of an RSAM adjustment from FCG which represented a $15.5 million benefit during the year ended December 31, 2024.
(3) Transaction and transition-related expenses represent costs attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.
(4) Operating results for FCG are included from the acquisition date (November 30, 2023).

2025 compared to 2024
Operating income for the Regulated Energy segment for 2025 was $222.0 million, an increase of $25.8 million compared to 2024. Excluding transaction and transition-related expenses associated with the acquisition of FCG, operating income increased $23.0 million or 11.5 percent compared to the prior year. Higher operating income reflects incremental margin from our regulatory initiatives and infrastructure programs, pipeline expansion projects and organic growth in our natural gas distribution businesses. Excluding the transaction and transition-related expenses described above, operating expenses increased by $31.8 million compared to the prior year primarily attributable to higher depreciation, amortization and property taxes and increased facilities expenses, maintenance costs and outside services. Increases in depreciation are attributable to growth projects and the absence of an RSAM adjustment from FCG which represented a $15.5 million benefit compared to the prior year.
Adjusted Gross Margin
Items contributing to the year-over-year adjusted gross margin increase are listed in the following table:

(in millions)
Natural gas transmission service expansions, including interim services	$18.8
Contributions from regulated infrastructure programs	13.8
Rate changes associated with recent rate case activities (1)	12.6
Natural gas growth including conversions (excluding service expansions)	7.4
Changes in customer consumption	2.4
Other variances	(0.2)
Year-over-year increase in adjusted gross margin	$54.8
(1) Includes adjusted gross margin contributions from both interim and permanent base rates. Refer to Major Projects discussion for additional information.
The following narrative discussion provides further detail and analysis of the significant variances in adjusted gross margin detailed above.

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $18.8 million for the year ended December 31, 2025 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Contributions from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $13.8 million for the year ended December 31, 2025. The increase in adjusted gross margin was primarily related to FCG's SAFE program, Florida's GUARD
Chesapeake Utilities Corporation 2025 Form 10-K Page 43

program, FPU Electric's SPP, and Eastern Shore's Capital Cost Surcharge program. Refer to Note 17, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Rate Changes Associated with Recent Rate Case Activities
Rate changes associated with the Delaware and Maryland natural gas rate cases and Florida Electric base rate case contributed additional adjusted gross margin of $12.6 million for the year ended December 31, 2025. Refer to Note 17, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $7.4 million from natural gas customer growth. Adjusted gross margin increased by $5.6 million for our Florida natural gas distribution businesses and $1.8 million on the Delmarva Peninsula compared to 2024, due primarily to residential customer growth of 2.8 percent and 4.1 percent in Florida and on the Delmarva Peninsula, respectively.

Increased Customer Consumption
Customer consumption, inclusive of weather-related consumption, increased adjusted gross margin by $2.4 million for the year ended December 31, 2025.

Other Operating Expenses
Items contributing to the year-over-year increase in other operating expenses are listed in the following table:

(in millions)
Depreciation, amortization and property taxes	$(22.2)
Facilities expenses, maintenance costs and outside services	(4.7)
Insurance related costs	(1.7)
Credit, collections and customer service costs	(1.3)
Payroll, benefits and other employee-related expenses	(1.2)
FCG transaction and transition-related expenses (1)	2.8
Other variances	(0.7)
Year-over-year increase in other operating expenses	$(29.0)
(1) Transaction and transition-related expenses represent costs attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.
2024 compared to 2023
The results for the Regulated Energy segment for the year ended December 31, 2024 compared to 2023 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.

UNREGULATED ENERGY

For the Year Ended December 31,	2025	2024	Change	2024	2023	Change
(in millions)
Revenue	$271.9	$228.4	$43.5	$228.4	$223.1	$5.3
Propane and natural gas costs	127.3	100.2	27.1	100.2	102.5	(2.3)
Adjusted gross margin (1)	144.6	128.2	16.4	128.2	120.6	7.6
Operations & maintenance	85.1	74.8	(10.3)	74.8	74.2	(0.6)
Depreciation, amortization and property taxes	23.1	19.1	(4.0)	19.1	19.5	0.4
Other taxes	2.8	2.6	(0.2)	2.6	2.5	(0.1)
Other operating expenses	111.0	96.5	(14.5)	96.5	96.2	(0.3)
Operating Income	$33.6	$31.7	$1.9	$31.7	$24.4	$7.3
Chesapeake Utilities Corporation 2025 Form 10-K Page 44

(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
2025 Compared to 2024
Operating income for the Unregulated Energy segment for 2025 increased by $1.9 million or 6.0 percent compared to 2024. Adjusted gross margin in the Unregulated Energy segment increased primarily due to increased levels of virtual pipeline services and increased customer consumption in our propane operations and at Aspire. These increases were partially offset by a change in propane margin and service fees. The increase in operating expenses included higher payroll, benefits and other employee-related expenses, increased facilities, maintenance and outside services costs, and higher depreciation and vehicle expenses compared to the prior year.
Adjusted Gross Margin
Items contributing to the year-over-year increase in adjusted gross margin are listed in the following table:

(in millions)
Propane Operations
Increased propane customer consumption	$4.5
Change in propane margins and service fees	(1.4)
CNG/RNG/LNG Transportation and Infrastructure
Increased demand for CNG/RNG/LNG services	10.7
Aspire Energy
Increased customer consumption	2.6
Year-over-year increase in adjusted gross margin	$16.4

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased propane customer consumption - Adjusted gross margin was positively impacted by $4.5 million as a result of increased customer consumption driven by colder weather experienced in our Mid-Atlantic and North Carolina service areas during the fourth quarter of 2025.
•Propane margins and fees - Adjusted gross margin declined by $1.4 million, mainly due to lower margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
CNG/RNG/LNG Transportation and Infrastructure
•Increased demand of virtual pipeline services - Adjusted gross margin increased by $10.7 million over 2024 largely due to increased demand for CNG and RNG hold services.
Aspire Energy
•Increased customer consumption - Adjusted gross margin increased by $2.6 million due to increased customer consumption related to the effects of colder weather in our Ohio service area and resulting from higher consumption from agricultural customers compared to the prior year.

Other Operating Expenses
Items contributing to the year-over-year increase in other operating expenses are listed in the following table:
Chesapeake Utilities Corporation 2025 Form 10-K Page 45

(in millions)
Payroll, benefits and other employee-related expenses	$(5.5)
Facilities, maintenance costs, and outside services	(4.5)
Depreciation, amortization and property taxes	(4.0)
Other variances	(0.5)
Year-over-year increase in other operating expenses	$(14.5)
2024 compared to 2023
The results for the Unregulated Energy segment for the year ended December 31, 2024 compared to 2023 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by reference.

OTHER INCOME, NET
2025 Compared to 2024
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, amounted to $9.6 million and $2.0 million for 2025 and 2024, respectively. The increase in 2025 was largely attributable to higher gains on asset sales compared to the prior year.
INTEREST CHARGES
2025 Compared to 2024
Interest charges for 2025 increased by $4.1 million compared to the same period in 2024. This increase is primarily attributable to the Senior Notes issued in August and September 2025. Increased interest expense was partially offset by lower average outstanding Revolver borrowings, a lower weighted-average interest rate, and higher capitalized interest of $1.6 million associated with growth capital projects compared to the prior year. The weighted-average interest rate on our Revolver borrowings was 5.17 percent for the year ended December 31, 2025 compared to 5.68 percent during the prior year.
INCOME TAXES
2025 Compared to 2024
Income tax expense was $52.7 million for 2025 compared to $43.2 million for 2024. Our effective income tax rates were 27.3 percent and 26.7 percent for the years ended December 31, 2025 and 2024, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $470.4 million in 2025.
Chesapeake Utilities Corporation 2025 Form 10-K Page 46

The following table shows total capital expenditures for the year ended December 31, 2025 by segment and by business line:

For the Year Ended December 31, 2025
(in millions)
Regulated distribution	$124.4
Regulated transmission	140.0
Regulated infrastructure	121.2
Unregulated businesses	49.9
Technology	34.9
Total 2025 Capital Expenditures	$470.4

In the table below, we have provided a range of our forecasted capital expenditures by category for 2026:

	Estimate for Fiscal 2026
(in millions)	Low	High
Regulated distribution	$110.0	$120.0
Regulated transmission	135.0	145.0
Regulated infrastructure	90.0	100.0
Unregulated businesses	25.0	35.0
Technology	90.0	100.0
Total 2026 Forecasted Capital Expenditures	$450.0	$500.0
The 2026 forecast excludes potential acquisitions due to their opportunistic nature.
The Company continues to affirm its capital guidance for the five-year period ended 2028 of $1.5 billion to $1.8 billion, and projects capital expenditures of $450.0 million to $500.0 million for 2026.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 47

Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings. This commitment, along with adequate and timely rate relief for our regulated energy operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost, which will benefit our customers, creditors, employees and stockholders.
The following tables present our capitalization as of December 31, 2025 and 2024 and includes the impacts associated with financing the FCG acquisition:

	December 31, 2025		December 31, 2024
(dollars in millions)
Long-term debt, net of current maturities	$1,327.1	45%	$1,261.7	48%
Stockholders’ equity	1,598.5	55%	1,390.2	52%
Total capitalization, excluding short-term borrowings	$2,925.6	100%	$2,651.9	100%

	December 31, 2025		December 31, 2024
(dollars in millions)
Short-term debt	$158.0	5%	$196.5	7%
Long-term debt, including current maturities	1,461.7	45%	1,287.2	45%
Stockholders’ equity	1,598.5	50%	1,390.2	48%
Total capitalization, including short-term borrowings	$3,218.2	100%	$2,873.9	100%

Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile. We may, from time to time, allow our capital structure to fall below the target range to align the completion of large capital projects with the respective permanent financing.
Chesapeake Utilities Corporation 2025 Form 10-K Page 48

In November 2023, in connection with our acquisition of FCG, we completed an overnight offering resulting in the issuance of 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.
In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million. This current ATM program is active through November 2027. For the year ended December 31, 2025 and 2024, we received net proceeds of $123.2 million and $72.5 million, respectively, associated with shares issued under the DRIP and our ATM program.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, however neither of such lenders have any obligation to purchase debt thereunder. We amended these agreements with Prudential and MetLife in February 2026 and June 2025, respectively, to expand the total borrowing capacity and extend the term of the agreements. As of the February 2026 amendment, a total of $343.3 million of borrowing capacity was available under these agreements with terms that extend through February 2029 and June 2030, respectively.
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
Short-Term Borrowings
We are authorized by our BOD to borrow up to $450.0 million of short-term debt, as required. At December 31, 2025 and 2024, we had $158.0 million and $196.5 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 4.73 percent and 5.06 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at December 31, 2025.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 49

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2025, we are in compliance with this covenant.
Our total available credit under the Revolver at December 31, 2025 was $287.2 million. As of December 31, 2025, we had issued $4.8 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.
In connection with our acquisition of FCG, we entered into a 364-day Bridge Facility commitment with Barclays Bank PLC and other lending parties for up to $965.0 million. Upon closing of the FCG acquisition in November 2023, and with the completion of other financing activities as defined in the lending agreement, this facility was terminated with no funds drawn to finance the transaction. For additional information regarding the acquisition and related financing, see Note 4, Acquisitions, Note 12, Long-Term Debt and Note 14, Stockholders Equity.
Key statistics regarding our unsecured short-term credit facilities (our Revolver and previous bilateral lines of credit and revolving credit facility) for the years ended December 31, 2025, 2024 and 2023 are as follows:

(dollars in millions)	2025	2024	2023
Average borrowings during the year	$174.1	$185.7	$130.2
Weighted average interest rate for the year	5.02%	5.67%	5.41%
Maximum month-end borrowings	$256.5	$249.7	$206.5
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
(in millions)
Net cash provided by (used in):
Operating activities	$233.7	$239.4	$203.5
Investing activities	(435.7)	(349.9)	(1,111.4)
Financing activities	195.9	113.5	906.6
Net increase (decrease) in cash and cash equivalents	(6.1)	3.0	(1.3)
Cash and cash equivalents—beginning of period	7.9	4.9	6.2
Cash and cash equivalents—end of period	$1.8	$7.9	$4.9
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
During 2025, net cash provided by operating activities was $233.7 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $244.4 million source of cash;
Chesapeake Utilities Corporation 2025 Form 10-K Page 50

•An increased level of deferred taxes and investment tax credits which includes incremental tax depreciation from growth investments resulted in a source of cash of $28.8 million; partially offset by
•Net changes in assets and liabilities resulted in a use of cash of $39.5 million mainly due to an increase in net receivables, accrued revenue and regulatory assets.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $435.7 million during the year ended December 31, 2025, largely driven by $448.6 million for new capital expenditures partially offset by $12.9 million of proceeds from asset sales.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $195.9 million for the year ended December 31, 2025. This source of cash was largely related to:
•A net increase in long-term debt borrowings resulting in a net source of cash of $173.6 million, including $199.1 million from issuances partially offset by long-term repayments of $25.5 million;
•Net proceeds of $123.0 million from the issuance of common stock under the DRIP and ATM program; partially offset by the following:
•Net repayments under the Revolver of $39.4 million, and
•A $60.7 million use of cash for dividend payments in 2025.

Chesapeake Utilities Corporation 2025 Form 10-K Page 51

CONTRACTUAL OBLIGATIONS
We have the following contractual obligations and other commercial commitments as of December 31, 2025:

	Payments Due by Period
Contractual Obligations	2026	2027-2028	2029-2030	After 2030	Total
(in millions)
Long-term debt (1)	$134.6	$328.4	$369.0	$633.3	$1,465.3
Operating leases (2)	2.4	3.6	2.6	2.9	11.5
Purchase obligations (3)
Transmission capacity	45.6	78.0	49.8	87.9	261.3
Storage capacity	4.3	7.9	3.7	3.1	19.0
Commodities	33.2	—	—	—	33.2
Electric supply	6.9	13.7	12.3	10.9	43.8
Unfunded benefits (4)	0.2	0.4	0.4	0.8	1.8
Funded benefits (5)	3.4	4.9	2.3	6.6	17.2
Total Contractual Obligations	$230.6	$436.9	$440.1	$745.5	$1,853.1
(1) This represents principal payments on long-term debt. See Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt, for additional information. The expected interest payments on long-term debt are $73.0 million, $123.4 million, $86.6 million and $98.2 million, respectively, for the periods indicated above. Expected interest payments for all periods total $381.2 million.
(2) See Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, for additional information.
(3) See Item 8, Financial Statements and Supplementary Data, Note 19, Other Commitments and Contingencies, for additional information.
(4) These amounts associated with our unfunded post-employment and post-retirement benefit plans are based on expected payments to current retirees and assume a retirement age of 62 for currently active employees. There are many factors that would cause actual payments to differ from these amounts, including early retirement, future health care costs that differ from past experience and discount rates implicit in calculations. See Item 8, Financial Statements and Supplementary Data, Note 15, Employee Benefit Plans, for additional information on the plans.
(5) The FPU Pension Plan was in a over funded position at December 31, 2025. The assets funding this plan are in a separate trust and are not considered assets of ours or included in our balance sheets. We do not expect to make payments to the trust funds in 2025. See Item 8, Financial Statements and Supplementary Data, Note 15, Employee Benefit Plans, for further information on the plans. Additionally, the Contractual Obligations table above includes deferred compensation obligations totaling $17.2 million, funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the consolidated balance sheets. We assume a retirement age of 65 for purposes of distribution from this trust.
OFF-BALANCE SHEET ARRANGEMENTS
Our BOD has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2025 was $62.0 million. The aggregate amount guaranteed related to our subsidiaries at December 31, 2025 was approximately $41.1 million with the guarantees expiring on various dates through March 2026. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at December 31, 2025 was $4.0 million.
As of December 31, 2025, we have issued letters of credit totaling approximately $4.8 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through October 2026. There have been no draws on these letters of credit as of December 31, 2025. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 19, Other Commitments and Contingencies in the consolidated financial statements.
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
Regulatory Assets and Liabilities
Chesapeake Utilities Corporation 2025 Form 10-K Page 52

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
Goodwill and Other Intangible Assets
We test goodwill for impairment at least annually in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We generally use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value. The annual impairment testing for 2025, 2024 and 2023 indicated that goodwill was not impaired. At December 31, 2025, our goodwill balance totaled $507.5 million including $460.9 million attributable to the acquisition of FCG. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 4, Acquisitions, and Note 10, Goodwill and Other Intangible Assets, in the consolidated financial statements.
Other Assets Impairment Evaluations
We periodically evaluate whether events or circumstances have occurred which indicate that long-lived assets may not be recoverable. When events or circumstances indicate that an impairment is present, we record an impairment loss equal to the excess of the asset's carrying value over its fair value, if any.
Pension and Other Postretirement Benefits
Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected returns on plan assets, assumed discount rates, the level of contributions made to the plans, and current demographic and actuarial mortality data. The assumed discount rates and the expected returns on plan assets are the assumptions that generally have the most significant impact on the pension costs and liabilities. The assumed discount rates, the assumed health care cost trend rates and the assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 15, Employee Benefit Plans, in the consolidated financial statements, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in certain assumptions, and significant changes in estimates.
At December 31, 2025, actuarial assumptions include expected long-term rates of return on plan assets for FPU's pension plan of 5.50 percent and a discount rate of 5.25 percent. The discount rate was determined by management considering high-quality corporate bond rates, such as the Empower curve index and the FTSE Index, changes in those rates from the prior year and
Chesapeake Utilities Corporation 2025 Form 10-K Page 53

other pertinent factors, including the expected lives of the plans and the availability of the lump-sum payment option. A 25 basis point increase or decrease in the discount rate would not have a material impact on our pension and postretirement liabilities and related costs.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
INTEREST RATE RISK
The fluctuation in interest rates exposes us to potential increased cost we could incur when we issue debt instruments or to provide financing and liquidity for our business activities. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. We utilize interest rate swap agreements to mitigate short-term borrowing rate risk. Additional information about our long-term debt and short-term borrowing is disclosed in Note 12, Long-Term Debt, and Note 13, Short-Term Borrowings, respectively, in the consolidated financial statements.
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
We can store up to approximately 8.4 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2024 to December 31, 2025:

(in millions)	Balance at December 31, 2024	Increase in Fair Market Value	Less Amounts Settled	Balance at December 31, 2025
Sharp	$0.6	$(0.8)	$(0.5)	$(0.7)
There were no changes in the methods of valuations during the year ended December 31, 2025.
Chesapeake Utilities Corporation 2025 Form 10-K Page 54

The following is a summary of fair market value of financial derivatives as of December 31, 2025, by method of valuation and by maturity for each fiscal year period.

(in millions)	2026	2027	2028	Total Fair Value
Price based on Mont Belvieu - Sharp	$(0.6)	$(0.1)	$—	$(0.7)
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

Chesapeake Utilities Corporation 2025 Form 10-K Page 55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Chesapeake Utilities Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 56

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2007.

Philadelphia, Pennsylvania
February 25, 2026

Chesapeake Utilities Corporation 2025 Form 10-K Page 57

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Income

	For the Year Ended December 31,
	2025	2024	2023
(dollars in millions, shares in thousands (except per share data))
Operating Revenues
Regulated Energy	$687.8	$583.4	$473.6
Unregulated Energy	271.9	228.4	223.1
Other businesses and eliminations	(29.7)	(24.6)	(26.1)
Total operating revenues	930.0	787.2	670.6
Operating Expenses
Natural gas and electricity costs	193.8	144.2	140.0
Propane and natural gas costs	97.7	75.6	76.5
Operations	229.3	210.1	178.4
FCG transaction and transition-related expenses	1.2	4.0	10.4
Maintenance	23.9	22.5	20.4
Depreciation and amortization	91.7	65.7	65.5
Other taxes	36.5	36.9	28.6
Total operating expenses	674.1	559.0	519.8
Operating Income	255.9	228.2	150.8
Other income, net	9.6	2.0	1.4
Interest charges	72.5	68.4	36.9
Income Before Income Taxes	193.0	161.8	115.3
Income taxes	52.7	43.2	28.1
Net Income	$140.3	$118.6	$87.2

Weighted Average Common Shares Outstanding:
Basic	23,389	22,469	18,371
Diluted	23,488	22,531	18,435
Earnings Per Share of Common Stock:
Basic	$6.00	$5.28	$4.75
Diluted	$5.97	$5.26	$4.73
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2025 Form 10-K Page 58

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2025	2024	2023
(in millions)
Net Income	$140.3	$118.6	$87.2
Other Comprehensive Income (Loss), net of tax:
Employee Benefits net gain (loss), net of tax of $0.1, $0.1, and $0.0, respectively	0.4	0.5	(0.1)
Cash Flow Hedges, net of tax:
Net (loss) gain on commodity contract cash flow hedges, net of tax of $(0.2), $0.6, and $(0.5), respectively	(0.5)	1.4	(1.4)
Reclassifications of net gain on commodity contract cash flow hedges, net of tax of $(0.1), $(0.3), and $0.0, respectively	(0.4)	(0.7)	—
Net (loss) gain on interest rate swap cash flow hedges, net of tax of $(0.1), $0.2, and $0.2, respectively	(0.3)	0.5	0.5
Reclassifications of net gain on interest rate swap cash flow hedges, net of tax of $(0.1), $(0.2), and $(0.1), respectively	(0.2)	(0.6)	(0.4)
Total Other Comprehensive Income (Loss)	(1.0)	1.1	(1.4)
Comprehensive Income	$139.3	$119.7	$85.8
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2025 Form 10-K Page 59

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Assets	2025	2024
(in millions, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$2,941.6	$2,661.8
Unregulated Energy	492.4	463.7
Other businesses	38.3	29.9
Total property, plant and equipment	3,472.3	3,155.4
Less: Accumulated depreciation and amortization	(637.6)	(567.6)
Plus: Construction work in progress	283.7	148.1
Net property, plant and equipment	3,118.4	2,735.9
Current Assets
Cash and cash equivalents	1.8	7.9
Trade and other receivables	106.9	80.0
Less: Allowance for credit losses	(5.4)	(3.3)
Trade and other receivables, net	101.5	76.7
Accrued revenue	50.1	37.8
Propane inventory, at average cost	8.8	8.9
Other inventory, at average cost	17.9	18.0
Regulatory assets	29.7	23.9
Storage gas prepayments	4.5	3.8
Income taxes receivable	—	6.8
Prepaid expenses	19.7	17.3
Derivative assets, at fair value	—	0.6
Other current assets	3.0	2.6
Total current assets	237.0	204.3
Deferred Charges and Other Assets
Goodwill	507.5	507.7
Other intangible assets, net	13.2	15.0
Investments, at fair value	17.2	14.4
Derivative assets, at fair value	—	0.1
Operating lease right-of-use assets	9.9	10.5
Regulatory assets	74.3	77.4
Receivables and other deferred charges	17.3	11.7
Total deferred charges and other assets	639.4	636.8
Total Assets	$3,994.8	$3,577.0
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2025 Form 10-K Page 60

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Capitalization and Liabilities	2025	2024
(in millions, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 75,000,000 shares)	11.6	11.1
Additional paid-in capital	962.8	830.5
Retained earnings	626.8	550.3
Accumulated other comprehensive loss	(2.7)	(1.7)
Deferred compensation obligation	12.6	9.8
Treasury stock	(12.6)	(9.8)
Total stockholders’ equity	1,598.5	1,390.2
Long-term debt, net of current maturities	1,327.1	1,261.7
Total capitalization	2,925.6	2,651.9
Current Liabilities
Current portion of long-term debt	134.6	25.5
Short-term borrowing	158.0	196.5
Accounts payable	115.2	78.3
Customer deposits and refunds	45.1	45.7
Accrued interest	8.7	4.8
Dividends payable	16.4	14.7
Accrued compensation	21.6	23.9
Regulatory liabilities	14.5	16.1
Derivative liabilities, at fair value	0.8	—
Other accrued liabilities	15.0	13.9
Total current liabilities	529.9	419.4
Deferred Credits and Other Liabilities
Deferred income taxes	313.3	296.1
Regulatory liabilities	188.1	184.0
Environmental liabilities	2.9	2.2
Other pension and benefit costs	14.0	13.2
Derivative liabilities, at fair value	0.6	0.1
Operating lease - liabilities	7.9	8.7
Deferred investment tax credits and other liabilities	12.5	1.4
Total deferred credits and other liabilities	539.3	505.7
Environmental and other commitments and contingencies (Notes 18 and 19)
Total Capitalization and Liabilities	$3,994.8	$3,577.0
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2025 Form 10-K Page 61

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
(in millions)
Operating Activities
Net Income	$140.3	$118.6	$87.2
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	91.7	65.7	65.5
Depreciation and accretion included in operations expenses	15.9	15.8	11.9
Deferred income taxes and investment tax credits	28.8	36.4	3.4
Realized gains on sale of assets/commodity contracts	(10.6)	(4.4)	(0.8)
Unrealized gains on investments/commodity contracts	(2.1)	(1.8)	(1.9)
Employee benefits and compensation	—	—	0.3
Share-based compensation	8.5	8.4	7.6
Other, net	0.7	(0.2)	0.2
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(37.1)	(10.3)	2.3
Propane inventory, storage gas and other inventory	(0.6)	3.3	0.3
Regulatory assets/liabilities, net	(18.4)	0.2	20.1
Prepaid expenses and other current assets	(1.4)	0.4	18.7
Accounts payable and other accrued liabilities	13.3	0.4	(16.8)
Income taxes receivable/payable	7.9	(2.9)	(1.3)
Customer deposits and refunds	(0.6)	(0.7)	3.9
Accrued compensation	(2.9)	7.0	1.5
Accrued interest	3.9	(2.2)	3.7
Other assets and liabilities, net	(3.6)	5.7	(2.3)
Net cash provided by operating activities	233.7	239.4	203.5
Investing Activities
Property, plant and equipment expenditures	(448.6)	(355.3)	(188.6)
Proceeds from sale of assets	12.9	5.2	2.9
Acquisitions, net of cash acquired	—	0.6	(925.0)
Environmental expenditures	—	(0.4)	(0.7)
Net cash used in investing activities	(435.7)	(349.9)	(1,111.4)
Financing Activities
Common stock dividends	(60.7)	(54.2)	(40.0)
Proceeds from issuance of common stock, net of expenses	123.0	72.6	366.4
Tax withholding payments related to net settled stock compensation	(1.0)	(1.5)	(2.5)
Change in cash overdrafts due to outstanding checks	0.4	1.5	(0.3)
Net borrowings (repayments) under line of credit agreements	(39.4)	14.1	(22.5)
Proceeds from issuance of long-term debt	199.1	99.5	627.0
Repayment of long-term debt and finance lease obligation	(25.5)	(18.5)	(21.5)
Net cash provided by financing activities	195.9	113.5	906.6
Net (Decrease) Increase in Cash and Cash Equivalents	(6.1)	3.0	(1.3)
Cash and Cash Equivalents — Beginning of Period	7.9	4.9	6.2
Cash and Cash Equivalents — End of Period	$1.8	$7.9	$4.9

See Note 7 for Supplemental Cash Flow Disclosures.
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2025 Form 10-K Page 62

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock (1)
(dollars in millions, shares in thousands (except per share data))	Number of Shares (2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2022	17,741	$8.6	$380.0	$445.5	$(1.4)	$7.1	$(7.1)	$832.7
Net Income	—	—	—	87.2	—	—	—	87.2
Issuance of common stock in connection with acquisition of FCG	4,439	2.2	364.3	—	—	—	—	366.5
Other comprehensive income (loss)	—	—	—	—	(1.4)	—	—	(1.4)
Dividends declared ($2.305 per share)	—	—	—	(44.0)	—	—	—	(44.0)
Share-based compensation and tax benefit (3) (4)	55	—	5.1	—	—	—	—	5.1
Treasury stock activities (2)	—	—	—	—	—	2.0	(2.0)	—
Balance at December 31, 2023	22,235	10.8	749.4	488.7	(2.8)	9.1	(9.1)	1,246.1
Net Income	—	—	—	118.6	—	—	—	118.6
Other comprehensive income (loss)	—	—	—	—	1.1	—	—	1.1
Dividends declared ($2.510 per share)	—	—	—	(57.0)	—	—	—	(57.0)
Issuance under various plans (5)	627	0.3	74.2	—	—	—	—	74.5
Share-based compensation and tax benefit (3) (4)	37	—	6.9	—	—	—	—	6.9
Treasury stock activities (2)	—	—	—	—	—	0.7	(0.7)	—
Balances at December 31, 2024	22,899	11.1	830.5	550.3	(1.7)	9.8	(9.8)	1,390.2
Net Income	—	—	—	140.3	—	—	—	140.3
Other comprehensive income (loss)	—	—	—	—	(1.0)	—	—	(1.0)
Dividends declared ($2.695 per share)	—	—	—	(63.8)	—	—	—	(63.8)
Issuance under various plans (5)	961	0.5	123.0	—	—	—	—	123.5
Share-based compensation and tax benefit (3) (4)	36	—	9.3	—	—	—	—	9.3
Treasury stock activities (2)	—	—	—	—	—	2.8	(2.8)	—
Balances at December 31, 2025	23,896	$11.6	$962.8	$626.8	$(2.7)	$12.6	$(12.6)	$1,598.5
(1) 2.0 million shares of preferred stock at $0.01 par value per share have been authorized. No preferred shares have been issued or are outstanding; accordingly, no information has been included in the Consolidated Statements of Stockholders’ Equity.
(2) Includes 129 thousand, 114 thousand and 108 thousand shares at December 31, 2025, 2024 and 2023, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3) Includes amounts for shares issued for directors’ compensation.
(4) The shares issued under the SICP are net of shares withheld for employee taxes. For 2025, 2024 and 2023, we withheld 8 thousand, 14 thousand and 20 thousand shares, respectively, for taxes.
(5) Includes shares issued under the Retirement Savings Plan, DRIP and/or ATM, as applicable.

The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2025 Form 10-K Page 63

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
Our unregulated energy businesses primarily include: (a) propane operations in the Mid-Atlantic region, Virginia, North Carolina, South Carolina and Florida; (b) our unregulated natural gas transmission/supply operation in central and eastern Ohio; (c) our CHP plant in Florida that generates electricity and steam; (d) our subsidiary, based in Florida, that provides CNG, LNG and RNG transportation and pipeline solutions, primarily to utilities and pipelines throughout the United States; and (e) sustainable energy investments including renewable natural gas related investments.
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
Property, Plant and Equipment
Property, plant and equipment are stated at original cost less accumulated depreciation or fair value, if impaired. Costs include direct labor, materials and third-party construction contractor costs, allowance for funds used during construction ("AFUDC"), and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged to expense as incurred, and the costs of major renewals and improvements are capitalized. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of property within the unregulated businesses, the gain or loss, net of salvage value, is charged to income. A summary of property, plant and equipment by classification as of December 31, 2025 and 2024 is provided in the following table:
Chesapeake Utilities Corporation 2025 Form 10-K Page 64

Notes to the Consolidated Financial Statements

	As of December 31,
(in millions)	2025	2024
Property, plant and equipment
Regulated Energy
Natural gas distribution - Delmarva Peninsula and Florida	$1,828.2	$1,679.3
Natural gas transmission - Delmarva Peninsula, Pennsylvania, Ohio and Florida	927.9	819.5
Electric distribution	185.4	163.0
Unregulated Energy
Propane operations – Mid-Atlantic, Virginia, North Carolina, South Carolina and Florida	208.1	201.6
Natural gas transmission and supply – Ohio	147.6	139.2
Electricity and steam generation	37.4	37.4
Mobile CNG and pipeline solutions	64.8	52.8
Sustainable energy investments, including renewable natural gas related investments	34.6	32.7
Other	38.3	29.9
Total property, plant and equipment	3,472.3	3,155.4
Less: Accumulated depreciation and amortization	(637.6)	(567.6)
Plus: Construction work in progress	283.7	148.1
Net property, plant and equipment	$3,118.4	$2,735.9
Contributions or Advances in Aid of Construction
Customer contributions or advances in aid of construction reduce property, plant and equipment, unless the amounts are refundable to customers. Contributions or advances may be refundable to customers after a number of years based on the amount of revenues generated from the customers or the duration of the service provided to the customers. Refundable contributions or advances are recorded initially as liabilities. Non-refundable contributions reduce property, plant and equipment at the time of such determination. As of December 31, 2025 and 2024, the non-refundable contributions totaled $7.8 million and $5.9 million, respectively.
AFUDC
Some of the additions to our regulated property, plant and equipment include AFUDC, which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects. AFUDC is capitalized in the applicable rate base for rate-making purposes when the completed projects are placed in service. For the years ended December 31, 2025, 2024 and 2023, AFUDC was not material.
Leases
We have entered into lease arrangements for office space, land, equipment, pipeline facilities and warehouses. These leases enable us to conduct our business operations in the regions in which we operate. Our operating leases are included in operating lease right-of-use assets, other accrued liabilities, and operating lease - liabilities in our consolidated balance sheets. At December 31, 2025 and 2024, the asset balances related to our leases amounted to approximately $10 million. The liability balances related to our leases amounted to approximately $10 million and $11 million, respectively, at December 31, 2025 and 2024. Total operating lease expenses and total cash paid in connection with our leases were not material for the years ended December 31, 2025 and 2024.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 65

Notes to the Consolidated Financial Statements
We have lease agreements with lease and non-lease components. At the adoption of ASC 842, we elected not to separate non-lease components from all classes of our existing leases. The non-lease components have been accounted for as part of the single lease component to which they are related.
Jointly-owned Pipelines
Property, plant and equipment for our Florida natural gas transmission operation included $28.4 million of jointly owned assets at December 31, 2025, primarily comprised of the 26-mile Callahan intrastate transmission pipeline in Nassau County, Florida jointly-owned with Seacoast Gas Transmission. Peninsula Pipeline's ownership is 50 percent. Direct expenses for the jointly-owned pipeline are included in operating expenses within our consolidated statements of income. Accumulated depreciation for this pipeline totaled $3.5 million and $2.8 million at December 31, 2025 and 2024, respectively.
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
Depreciation and Accretion Included in Operations Expenses
We compute depreciation expense for our regulated operations by applying composite, annual rates, as approved by the respective regulatory bodies. Certain components of depreciation and accretion are reported in operations expenses, rather than as depreciation and amortization expense, in the accompanying consolidated statements of income in accordance with industry practice and regulatory requirements. Depreciation and accretion included in operations expenses consists of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense. For the years ended December 31, 2025, 2024 and 2023, we reported $15.9 million, $15.8 million and $11.9 million, respectively, of depreciation and accretion in operations expenses.
The following table shows the average depreciation rates used for regulated operations during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Natural gas distribution – Delmarva Peninsula (1)	1.7%	2.1%	2.5%
Natural gas distribution – Florida (2) (3)	2.7%	2.7%	2.2%
Natural gas transmission – Delmarva Peninsula	2.7%	2.7%	2.7%
Natural gas transmission – Florida	2.3%	2.4%	2.4%
Natural gas transmission – Ohio (4)	2.5%	2.3%	5.0%
Electric distribution	2.9%	2.4%	2.4%
(1) Average beginning in 2024 includes the impact of the depreciation study that was approved by the Maryland PSC.
(2) Includes the impact of FCG beginning in 2024.
(3) Average beginning in 2023 includes the impact of the depreciation study that was approved by the Florida PSC in connection with the natural gas base rate proceeding.
(4) 2024 rate excludes the impact of cumulative adjustments related to a change in useful lives of certain assets. Such adjustments were not material to the Company's results of operations for the year ended December 31, 2024.
Chesapeake Utilities Corporation 2025 Form 10-K Page 66

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 67

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 68

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

Chesapeake Utilities Corporation 2025 Form 10-K Page 69

Notes to the Consolidated Financial Statements
The table below illustrates the changes in the balance of our allowance for expected credit losses for the year ended December 31, 2025:

(in millions)
Balance at December 31, 2024	$3.3
Additions:
Provision for credit losses	3.5
Recoveries	0.2
Deductions:
Write offs	(1.6)
Balance at December 31, 2025	$5.4
Inventories
We use the average cost method to value propane, materials and supplies, and other merchandise inventory. If market prices drop below cost, inventory balances that are subject to price risk are adjusted to their net realizable value. There were no lower-of-cost-or-net realizable value adjustment for the years ended December 31, 2025, 2024 or 2023.
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We generally use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value. There were no goodwill impairments recognized during the years ended December 31, 2025, 2024 and 2023. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives.
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
See Note 17, Rates and Other Regulatory Activities, for information related to FCG's RSAM that was approved as part of its rate case effective as of May 1, 2023.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 70

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

Chesapeake Utilities Corporation 2025 Form 10-K Page 71

Notes to the Consolidated Financial Statements
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

Income Taxes (ASC 740) - In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which modifies required income tax disclosures primarily related to an entity's rate reconciliation and information pertaining to income taxes paid. These enhancements address requests from investors related to transparency and usefulness of income tax disclosures. ASU 2023-09 became effective for our annual financial statements beginning January 1, 2025. ASU 2023-09 only impacts disclosures, and as a result, did not have an impact on our financial position or results of operations.

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

Derivatives and Hedging (ASC 815) - In November 2025, the FASB issued ASU 2025-09, Hedge Accounting Improvements. This update aims to align hedge accounting more closely with an entity's risk management activities. The update focuses on reducing complexity and expands the eligibility of highly effective economic hedges. ASU 2025-09 will be effective for our interim and annual financial statements beginning January 1, 2027. We do not expect this ASU to have a material impact on our financial position or results of operation.

Interim Reporting (ASC 270) - In December 2025, the FASB issued ASU 2025-11, Narrow-Scope Improvements. The update clarifies the scope and content requirements for interim financial reporting. It will not fundamentally change existing interim disclosure requirements but improves the navigability of the guidance. ASU 2025-11 will be effective for our interim and annual financial statements beginning January 1, 2028. ASU 2025-11 only impacts disclosures, and as a result, will not have an impact on our financial position or results of operations.

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

Federal Statute Updates
In July 2025, H.R. 1 (referred to as the "One Big Beautiful Bill Act") was signed into law. The comprehensive legislative package contains, among other topics, significant tax law changes and regulatory compliance updates, with various effective dates, including provisions related to limitations of interest expense deductions and the reinstatement of bonus depreciation for non-regulated qualified property. These provisions of the One Big Beautiful Bill Act had a positive impact on our income tax provision beginning in the third quarter of 2025, and we continue to evaluate the anticipated impacts to our financial position, results of operations, and/or cash flows on a go-forward basis.
Chesapeake Utilities Corporation 2025 Form 10-K Page 72

Notes to the Consolidated Financial Statements
3. EARNINGS PER SHARE
The following table presents the calculation of our basic and diluted earnings per share:

	For the Year Ended December 31,
	2025	2024	2023
(dollars in millions, shares in thousands (except per share data))
Calculation of Basic Earnings Per Share:
Net Income	$140.3	$118.6	$87.2
Weighted average shares outstanding (1)	23,389	22,469	18,371
Basic Earnings Per Share	$6.00	$5.28	$4.75

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted average shares outstanding — Basic (1)	23,389	22,469	18,371
Effect of dilutive securities — Share-based compensation	99	62	64
Adjusted denominator — Diluted (1)	23,488	22,531	18,435
Diluted Earnings Per Share	$5.97	$5.26	$4.73
(1) Weighted average shares reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 4 and 14 for additional details on the acquisition and related equity offering.

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
The purchase price of the acquisition was funded with $366.4 million of net proceeds from the issuance of 4.4 million shares of our common stock, the issuance of approximately $550.0 million principal amount of uncollateralized senior notes, and borrowings under the Company's Revolver. See Note 12, Long-Term Debt, and Note 14, Stockholders' Equity, for additional details on these financing activities.
The excess of the purchase price for FCG over the fair value of the assets acquired and liabilities assumed was reflected as goodwill within the Regulated Energy segment. Goodwill resulting from the acquisition was largely attributable to expansion opportunities provided within our existing regulated operations in Florida, including planned customer growth and growth in rate base through continued investment in our utility infrastructure, as well as natural gas transmission infrastructure supporting the distribution operations. The goodwill recognized in connection with the acquisition of FCG is deductible for income tax purposes.
Chesapeake Utilities Corporation 2025 Form 10-K Page 73

Notes to the Consolidated Financial Statements
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

For the year ended December 31, 2025, the Company’s consolidated results include $170.4 million of operating revenue and net income of $5.2 million attributable to FCG which includes $1.2 million of transaction and transition-related expenses. For the year ended December 31, 2024, the Company’s consolidated results include $140.3 million of operating revenue and net income of $13.5 million attributable to FCG which includes $4.0 million of the transaction and transition-related expenses described above. In 2025, the Company filed a traditional depreciation filing with the FPSC related to the remaining excess depreciation reserve. See Note 17, Rates and Other Regulatory Activities, for additional information.
5. REVENUE RECOGNITION
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display revenue by major source based on product and service type for the years ended December 31, 2025, 2024 and 2023:
Chesapeake Utilities Corporation 2025 Form 10-K Page 74

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$103.5	$—	$—	$103.5
FPU natural gas distribution	191.8	—	—	191.8
FCG	170.4	—	—	170.4
FPU electric distribution	103.9	—	—	103.9
Maryland natural gas distribution (1)	64.2	—	—	64.2
Total energy distribution	633.8	—	—	633.8

Energy transmission
Aspire Energy	—	50.4	—	50.4
Aspire Energy Express	1.5	—	—	1.5
Eastern Shore	86.9	—	—	86.9
Peninsula Pipeline	52.8	—	—	52.8
Total energy transmission	141.2	50.4	—	191.6

Energy generation
Eight Flags	—	18.1	—	18.1

Propane operations
Propane distribution operations	—	171.6	—	171.6

CNG / RNG
Marlin Gas Services	—	28.2	—	28.2
Other RNG	—	3.8	—	3.8
Total CNG / RNG Services	—	32.0	—	32.0

Other and eliminations
Eliminations	(87.2)	(0.2)	(29.9)	(117.3)
Other	—	—	0.2	0.2
Total other and eliminations	(87.2)	(0.2)	(29.7)	(117.1)

Total operating revenues (2)	$687.8	$271.9	$(29.7)	$930.0

(1) In accordance with the Maryland PSC approval of our natural gas base rate proceeding, effective April 2025, our natural gas distribution businesses in Maryland (Maryland natural gas division, Sandpiper Energy and Elkton Gas) are now consolidated for rate-making and other purposes and are reflected on a consolidated basis for all periods presented consistent with the final rate order. See Note 17, Rates and Other Regulatory Activities, for additional information.
(2) Total operating revenues for the year ended December 31, 2025, include other revenue (revenues from sources other than contracts with customers) of $0.8 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization and late fees for the Maryland natural gas distribution businesses.
Chesapeake Utilities Corporation 2025 Form 10-K Page 75

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2024
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$76.9	$—	$—	$76.9
FPU natural gas distribution	170.3	—	—	170.3
FCG	140.3	—	—	140.3
FPU electric distribution	92.6	—	—	92.6
Maryland natural gas distribution (1)	51.9	—	—	51.9
Total energy distribution	532.0	—	—	532.0

Energy transmission
Aspire Energy	—	35.2	—	35.2
Aspire Energy Express	1.5	—	—	1.5
Eastern Shore	81.7	—	—	81.7
Peninsula Pipeline	34.5	—	—	34.5
Total energy transmission	117.7	35.2	—	152.9

Energy generation
Eight Flags	—	18.0	—	18.0

Propane operations
Propane distribution operations	—	157.9	—	157.9

CNG / RNG
Marlin Gas Services	—	16.6	—	16.6
Other RNG	—	1.0	—	1.0
Total CNG / RNG Services	—	17.6	—	17.6

Other and eliminations
Eliminations	(66.3)	(0.3)	(24.8)	(91.4)
Other	—	—	0.2	0.2
Total other and eliminations	(66.3)	(0.3)	(24.6)	(91.2)

Total operating revenues (2)	$583.4	$228.4	$(24.6)	$787.2

(1) In accordance with the Maryland PSC approval of our natural gas base rate proceeding, effective April 2025, our natural gas distribution businesses in Maryland (Maryland natural gas division, Sandpiper Energy and Elkton Gas) are now consolidated for rate-making and other purposes and are reflected on a consolidated basis for all periods presented consistent with the final rate order. See Note 17, Rates and Other Regulatory Activities, for additional information.
(2) Total operating revenues for the year ended December 31, 2024, include other revenue (revenues from sources other than contracts with customers) of $1.6 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization and late fees for the Maryland natural gas distribution businesses.

Chesapeake Utilities Corporation 2025 Form 10-K Page 76

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2023
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$83.9	$—	$—	$83.9
FPU natural gas distribution	168.4	—	—	168.4
FCG (1)	12.1	—	—	12.1
FPU electric distribution	99.5	—	—	99.5
Maryland natural gas distribution (2)	57.1	—	—	57.1
Total energy distribution	421.0	—	—	421.0

Energy transmission
Aspire Energy	—	37.1	—	37.1
Aspire Energy Express	1.5	—	—	1.5
Eastern Shore	79.9	—	—	79.9
Peninsula Pipeline	30.4	—	—	30.4
Total energy transmission	111.8	37.1	—	148.9

Energy generation
Eight Flags	—	19.2	—	19.2

Propane operations
Propane distribution operations	—	154.7	—	154.7

Compressed Natural Gas Services
Marlin Gas Services	—	12.3	—	12.3

Other and eliminations
Eliminations	(59.2)	(0.2)	(26.3)	(85.7)
Other	—	—	0.2	0.2
Total other and eliminations	(59.2)	(0.2)	(26.1)	(85.5)

Total operating revenues (3)	$473.6	$223.1	$(26.1)	$670.6
(1) Operating revenues for FCG include amounts from the acquisition date through December 31, 2023. For additional information on FCG's results, see Note 4, Acquisitions, and discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) In accordance with the Maryland PSC approval of our natural gas base rate proceeding, effective April 2025, our natural gas distribution businesses in Maryland (Maryland natural gas division, Sandpiper Energy and Elkton Gas) are now consolidated for rate-making and other purposes and are reflected on a consolidated basis for all periods presented consistent with the final rate order. See Note 17, Rates and Other Regulatory Activities, for additional information.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 77

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

Chesapeake Utilities Corporation 2025 Form 10-K Page 78

Notes to the Consolidated Financial Statements
Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables and customer advances (contract liabilities) in our consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2025 and 2024 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Noncurrent)	Contract Liabilities (Current)
(in millions)
Balance at 12/31/2024	$66.2	$—	$3.0	$1.2
Balance at 12/31/2025	92.2	—	2.9	1.3
Increase (decrease)	$26.0	$—	$(0.1)	$0.1

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
At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the years ended December 31, 2025 and 2024, the amount of contract liabilities recognized in revenue were not material.
Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations at December 31, 2025 are expected to be recognized as follows:

(in millions)	2026	2027	2028	2029	2030	2031 and thereafter
Eastern Shore and Peninsula Pipeline	$39.2	$35.2	$32.8	$30.1	$24.0	$150.2
Natural gas distribution operations	12.6	10.2	10.2	10.2	10.1	29.7
FPU electric distribution	1.0	0.6	0.6	0.6	—	—
Total revenue contracts with remaining performance obligations	$52.8	$46.0	$43.6	$40.9	$34.1	$179.9

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 79

Notes to the Consolidated Financial Statements
The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to the Company, as well as certain corporate costs not allocated to other operations.
The following tables present information about our reportable segments:

	For the Year Ended December 31,
	2025				2024
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations (1)	Total	Regulated Energy	Unregulated Energy	Other and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$685.7	$244.3	$0.2	$930.2	$578.3	$208.9	$0.2	$787.4
Intersegment revenues (2)	2.1	27.6	(29.9)	(0.2)	5.1	19.5	(24.8)	(0.2)
	687.8	271.9	(29.7)	930.0	583.4	228.4	(24.6)	787.2
Less:
Natural gas, propane and electric costs	193.8	127.3	(29.6)	291.5	144.2	100.2	(24.6)	219.8
Operations and maintenance expenses	169.0	84.6	(0.4)	253.2	158.5	74.4	(0.3)	232.6
Depreciation and amortization	70.9	20.8	—	91.7	48.8	16.9	—	65.7
Other segment items (3)	32.1	5.6	—	37.7	35.7	5.2	—	40.9
Operating income	$222.0	$33.6	$0.3	$255.9	$196.2	$31.7	$0.3	$228.2
Other income, net				9.6				2.0
Interest charges				72.5				68.4
Income before income taxes				193.0				161.8
Income taxes				52.7				43.2
Net Income				$140.3				$118.6

Capital expenditures	$409.8	$39.7	$20.9	$470.4	$320.2	$33.9	$1.7	$355.8
(1) Other revenues and other operating income (loss) amounts are attributable to eliminations and unregulated subsidiaries that own real estate leased to the Company.
(2) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.
(3) Other segment items for each reportable segment include: Regulated Energy- Other taxes and transaction and transition costs related to the acquisition and integration of FCG; Unregulated Energy - Other taxes.

	For the Year Ended December 31, 2023
(in millions)	Regulated Energy	Unregulated Energy	Other and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$471.6	$199.0	$0.2	$670.8
Intersegment revenues (2)	2.0	24.1	(26.3)	(0.2)
	473.6	223.1	(26.1)	670.6
Less:
Natural gas, propane and electric costs	140.0	102.5	(26.0)	216.5
Operations and maintenance expenses	125.3	73.8	(0.3)	198.8
Depreciation and amortization	48.2	17.3	—	65.5
Other segment items (3)	33.9	5.1	—	39.0
Operating income	$126.2	$24.4	$0.2	$150.8
Other income, net				1.4
Interest charges				36.9
Income before income taxes				115.3
Income taxes				28.1
Net Income				$87.2

Capital expenditures (4)	$1,095.9	$40.3	$1.8	$1,138.0
(1) Other revenues and other operating income (loss) amounts are attributable to eliminations and unregulated subsidiaries that own real estate leased to the Company.
(2) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.
Chesapeake Utilities Corporation 2025 Form 10-K Page 80

Notes to the Consolidated Financial Statements
(3) Other segment items for each reportable segment include: Regulated Energy - Other taxes and transaction and transition costs related to the acquisition and integration of FCG; Unregulated Energy - Other taxes.
(4) Regulated capital expenditures in 2023 include our acquisition of FCG for $922.8 million. See Note 4 for additional details.

	As of December 31,
(in millions)	2025	2024
Identifiable Assets
Regulated Energy segment	$3,425.3	$3,042.9
Unregulated Energy segment	495.0	486.4
Other businesses and eliminations	74.5	47.7
Total identifiable assets	$3,994.8	$3,577.0
7. SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest and income taxes during the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
(in millions)
Cash paid for interest	$73.2	$73.0	$30.5
Cash paid for income taxes, net of refunds	$16.0	$9.4	$21.9
Non-cash investing and financing activities during the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
(in millions)
Capital property and equipment acquired on account, but not paid for as of December 31,	$64.5	$34.0	$33.3
Common stock issued for the Retirement Savings Plan	$—	$1.2	$—
Common stock issued under the SICP	$5.6	$4.9	$3.7

8. DERIVATIVE INSTRUMENTS
We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of December 31, 2025 and 2024, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
Volume of Derivative Activity
As of December 31, 2025, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest expiration date of hedge
Sharp	Propane (gallons)	Purchases	10.2	Cash flow hedges	September 2028
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive or pay the difference between (i) the index prices (Mont Belvieu prices in December 2025 through September 2028) and (ii) the per gallon propane contracted prices, to the extent the index prices deviate from the
Chesapeake Utilities Corporation 2025 Form 10-K Page 81

Notes to the Consolidated Financial Statements
contracted prices. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is initially recorded as a component of accumulated other comprehensive income (loss) and later recognized in our consolidated statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $0.6 million of unrealized loss related to our propane derivatives from accumulated other comprehensive income (loss) to earnings during the next 12-month period.
Interest Rate Swap Activities
We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In September 2022, we entered into an interest rate swap with a notional amount of $50.0 million with pricing of 3.98 percent. This swap expired in September 2025. In August 2024, we entered into an additional interest rate swap through August 2029, at a notional amount of $50.0 million and pricing of 3.97 percent. Our interest rate swaps are cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate.
We designate and account for interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are initially recorded as a component of accumulated other comprehensive income (loss). As the interest rate swap settles, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.
Broker Margin
Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the consolidated balance sheets which had a balance of $2.4 million and $1.9 million as of December 31, 2025 and December 31, 2024, respectively.
Financial Statements Presentation
The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of December 31, 2025 and 2024 are as follows:

	Derivative Assets
		Fair Value as of
(in millions)	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$—	$0.6
Interest rate swap agreements	Derivative assets, at fair value	—	0.1
Total Derivative Assets (1)		$—	$0.7
 (1) There were no current derivative assets at December 31, 2025. Derivative assets, at fair value included $0.6 million in current assets in the consolidated balance sheets at December 31, 2024, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value as of
(in millions)	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$0.7	$—
Interest rate swap agreements	Derivative liabilities, at fair value	0.7	0.1
Total Derivative Liabilities (1)		$1.4	$0.1
(1) Derivative liabilities, at fair value included $0.8 million in current liabilities in the consolidated balance sheet at December 31, 2025, with the remaining balance classified as long-term. There were no current derivative liabilities at December 31, 2024.
Chesapeake Utilities Corporation 2025 Form 10-K Page 82

Notes to the Consolidated Financial Statements
The effects of gains and losses from derivative instruments and their location in the consolidated statements of income are as follows:

	Amount of Gain (Loss) on Derivatives:
	Location of Gain (Loss) on Derivatives	For the Year Ended December 31,
(in millions)		2025	2024	2023
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	$—	$(0.3)	$1.2
Propane swap agreements	Propane and natural gas costs	0.5	1.3	(1.1)
Interest rate swap agreements	Interest expense	0.3	0.8	0.5
Total		$0.8	$1.8	$0.6

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
Chesapeake Utilities Corporation 2025 Form 10-K Page 83

Notes to the Consolidated Financial Statements
Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of December 31, 2025 and 2024, respectively:

		Fair Value Measurements Using:
As of December 31, 2025	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—equity securities	$—	$—	$—	$—
Investments—guaranteed income fund	0.9	—	—	0.9
Investments—mutual funds and other	16.3	16.3	—	—
Total assets	$17.2	$16.3	$—	$0.9
Liabilities:
Derivative liabilities	$1.4	$—	$1.4	$—

		Fair Value Measurements Using:
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—equity securities	$—	$—	$—	$—
Investments—guaranteed income fund	1.1	—	—	1.1
Investments—mutual funds and other	13.3	$13.3	—	—
Total investments	14.4	13.3	—	1.1
Derivative assets	0.7	—	0.7	—
Total assets	$15.1	$13.3	$0.7	$1.1
Liabilities:
Derivative liabilities	$0.1	$—	$0.1	$—

The changes in the fair value of our Level 3 investments for the years ended December 31, 2025 and 2024 were not material. Investment income from our Level 3 investments is reflected in other income (expense), net in the consolidated statements of income.
At December 31, 2025 and 2024, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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

Chesapeake Utilities Corporation 2025 Form 10-K Page 84

Notes to the Consolidated Financial Statements
At December 31, 2025, long-term debt, which includes the current maturities but excludes debt issuance cost, had both a carrying value and fair value of $1.5 billion. At December 31, 2024, long-term debt, which includes the current maturities but excludes debt issuance cost, had a carrying value of $1.3 billion, compared to the estimated fair value of $1.2 billion. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.
See Note 15, Employee Benefit Plans, for fair value measurement information related to our pension plan assets.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill as of December 31, 2025 and 2024 was as follows:

(in millions)	Regulated Energy	Unregulated Energy	Total Goodwill
Balance at December 31, 2024	$468.3	$39.4	$507.7
Reductions (1)	—	(0.2)	(0.2)
Balance at December 31, 2025	$468.3	$39.2	$507.5
(1) Adjustments in the Unregulated Energy segment relate to the sale of certain assets in our propane distribution business during 2025.

There were no goodwill impairments recognized during the three-year period ended December 31, 2025.
The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$17.0	$9.2	$17.0	$8.2
Non-Compete agreements	3.1	2.7	3.1	2.3
Patents (1)	6.6	1.6	6.6	1.2
Other	0.3	0.3	0.3	0.3
Total	$27.0	$13.8	$27.0	$12.0
(1) Includes amounts related to patented technology developed by Marlin Gas Services and the acquisition of Planet Found.
The customer relationships, non-compete agreements, patents and other intangible assets acquired in the purchases of the operating assets of several companies are being amortized over a weighted average of 15 years. Amortization expense of intangible assets for the years ended December 31, 2025, 2024 and 2023 was $1.8 million, $1.9 million and $1.8 million, respectively. Amortization expense of intangible assets is expected to be $1.6 million for 2026, $1.5 million for 2027, $1.3 million for 2028 through 2030.

11. INCOME TAXES

We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. State income tax returns are filed on a separate company basis in most states where we have operations and/or are required to file. Our federal and state corporate income tax returns for tax years after 2022 are subject to examination.
For federal income tax purposes, we have investment tax credits of $9.0 million, which begin to expire in 2044. For state income tax purposes, we have NOL carryforwards in various states of $192.1 million and $99.3 million as of December 31, 2025 and 2024, respectively, almost all of which will expire in 2040. We have not recorded a valuation allowance to reduce the future benefit of the investment tax credits or NOL carryforwards because we believe they will be fully utilized prior to expiration.
Chesapeake Utilities Corporation 2025 Form 10-K Page 85

Notes to the Consolidated Financial Statements
Tax Law Changes
On December 22, 2017, the TCJA was signed into law. Substantially all of the provisions of the TCJA were effective for taxable years beginning on or after January 1, 2018. The provisions that significantly impacted us include the reduction of the corporate federal income tax rate from 35 percent to 21 percent. Our federal income tax expense for periods beginning on January 1, 2018 are based on the new federal corporate income tax rate. The TCJA included changes to the Internal Revenue Code, which materially impacted our 2017 financial statements. ASC 740, Income Taxes, requires recognition of the effects of changes in tax laws in the period in which the law is enacted. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. During 2018, we completed the assessment of the impact of accounting for certain effects of the TCJA. At the date of enactment in 2017, we re-measured deferred income taxes based upon the new corporate tax rate. See Note 17, Rates and Other Regulatory Activities, for further discussion of TCJA’s impact on our regulated businesses.
See Note 2, Summary of Significant Accounting Policies, for more information on tax law updates.
The following tables provide: (a) the components of income tax expense in 2025, 2024, and 2023; (b) the reconciliation between the statutory federal income tax rate and the Company's effective income tax rate for 2025, 2024, and 2023; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2025 and 2024.

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Current Income Tax Expense
Federal	$10.1	$3.7	$14.7
State	13.9	2.7	5.5
Other	(0.5)	(0.4)	—
Total current income tax expense	23.5	6.0	20.2
Deferred Income Tax Expense
Federal	29.4	29.3	7.8
State	(0.2)	7.9	0.1
Total deferred income tax expense	29.2	37.2	7.9
Total Income Tax Expense	$52.7	$43.2	$28.1
.

The Company has elected to retrospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21.0 percent to the Company's effective rate for the year ended December 31, 2025, and as previously disclosed for the years ended December 31, 2024 and 2023 in accordance with the guidance in ASU No. 2023-09:

	For the Year Ended December 31,
(dollars in millions)	2025		2024		2023
Reconciliation of Effective Income Tax Rate
Income before income taxes	$193.0		$161.8		$115.3
U.S. federal tax at statutory rate	40.5	21.0%	34.0	21.0%	24.2	21.0%
Reconciling Items:
State and local income taxes, net of federal income tax effect	10.8	5.6%	8.4	5.2%	4.4	3.8%
Effects of changes in tax laws or rates enacted in the current period	—	—%	—	—%	(2.5)	(2.1)%
Nontaxable or nondeductible items:
Other	1.4	0.7%	0.8	0.5%	2.0	1.7%
Income Taxes and Effective Income Tax Rate	$52.7	27.3%	$43.2	26.7%	$28.1	24.4%

Chesapeake Utilities Corporation 2025 Form 10-K Page 86

Notes to the Consolidated Financial Statements

	As of December 31,
(in millions)	2025	2024
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$318.8	$289.7
Acquisition adjustment	4.9	5.2
Deferred gas costs	4.7	2.5
Natural gas conversion costs	4.4	4.6
Storm reserve liability	5.8	5.8
Intangible assets	16.0	6.4
Other	6.5	8.4
Total deferred income tax liabilities	361.1	322.6
Deferred income tax assets:
Pension and other employee benefits	6.5	5.1
Net operating loss carryforwards	9.0	1.1
Investment tax credits	9.0	—
Accrued expenses	4.6	4.0
Regulatory asset	7.6	6.0
Other	11.1	10.3
Total deferred income tax assets	47.8	26.5
Deferred Income Taxes	$313.3	$296.1

Cash payments of U.S. federal and state income taxes, net of refunds, were as follows:

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Net cash paid for income taxes consisted of the following:
Cash payments of federal income taxes, net	$8.5	$1.6	$19.0
Cash payments of state and local income taxes, net
Aggregated state and local jurisdictions:	0.3	0.3	0.9
Disaggregated state and local jurisdictions:
Delaware	3.8	3.0	0.4
Florida	2.9	2.7	0.9
Maryland	0.5	1.8	0.7
Total cash payments of U.S. federal and state income taxes (net of refunds)	$16.0	$9.4	$21.9

12. LONG-TERM DEBT
Our outstanding long-term debt is shown below:
Chesapeake Utilities Corporation 2025 Form 10-K Page 87

Notes to the Consolidated Financial Statements

	As of December 31,
(in millions)	2025	2024
Uncollateralized Senior Notes:
5.68% notes, due June 2026	$2.9	$5.8
6.39% notes, due December 2026	100.0	100.0
6.44% notes, due December 2027	100.0	100.0
6.43% notes, due May 2028	2.1	2.8
4.88% notes, due August 2028	60.0	—
3.73% notes, due December 2028	6.0	8.0
6.45% notes, due December 2028	100.0	100.0
3.88% notes, due May 2029	20.0	25.0
5.20% notes, due November 2029	100.0	100.0
5.02% notes, due September 2030	50.0	—
6.62% notes, due December 2030	100.0	100.0
5.16% notes, due August 2031	90.0	—
3.25% notes, due April 2032	45.5	52.5
6.71% notes, due December 2033	100.0	100.0
2.98% notes, due December 2034	63.0	70.0
3.00% notes, due July 2035	50.0	50.0
2.96% notes, due August 2035	40.0	40.0
2.49% notes, due January 2037	50.0	50.0
5.43% notes, due March 2038	80.0	80.0
3.48% notes, due May 2038	50.0	50.0
3.58% notes, due November 2038	50.0	50.0
6.73% notes, due December 2038	50.0	50.0
3.98% notes, due August 2039	100.0	100.0
2.95% notes, due March 2042	50.0	50.0
Equipment security note
2.46% note, due September 2031	5.8	6.7
Less: debt issuance costs	(3.6)	(3.6)
Total long-term debt	1,461.7	1,287.2
Less: current maturities	(134.6)	(25.5)
Total long-term debt, net of current maturities	$1,327.1	$1,261.7
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 88

Notes to the Consolidated Financial Statements
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
Annual maturities and principal repayments of long-term debt are as follows:

Year	2026	2027	2028	2029	2030	Thereafter	Total
(in millions)
Payments	$134.6	$131.7	$196.7	$157.0	$212.0	$633.3	$1,465.3
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, however neither of such lenders have any obligation to purchase debt thereunder. We amended these agreements with Prudential and MetLife in February 2026 and June 2025, respectively, to expand the total borrowing capacity and extend the term of the agreements. As of the February 2026 amendment, a total of $343.3 million of borrowing capacity was available under these agreements with terms that extend through February 2029 and June 2030, respectively.

13. SHORT-TERM BORROWINGS
As of December 31, 2025, we are authorized by our BOD to borrow up to $450.0 million of short-term debt, as required. At December 31, 2025 and 2024, we had $158.0 million and $196.5 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 4.73 percent and 5.06 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at December 31, 2025.
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
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2025, we are in compliance with this covenant.
Our total available credit under the Revolver at December 31, 2025 was $287.2 million. As of December 31, 2025, we had issued $4.8 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.
Chesapeake Utilities Corporation 2025 Form 10-K Page 89

Notes to the Consolidated Financial Statements
14. STOCKHOLDERS' EQUITY
Common Stock Issuances
In November 2023, in connection with our acquisition of FCG, we completed an overnight offering resulting in the issuance of 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.
We maintain effective shelf registration statements with the SEC for the issuance of common stock in various types of equity offerings, including pursuant to our DRIP and ATM program. Depending on our capital needs and subject to market conditions, we may issue additional shares under the direct stock purchase component of the DRIP in addition to other possible debt and equity offerings. In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million. This current ATM program is active through November 2027. For the years ended December 31, 2025 and 2024, we received net proceeds of $123.2 million and $72.5 million, respectively, associated with shares issued under the DRIP and our ATM program.
Accumulated Other Comprehensive Income (Loss)
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balances of accumulated other comprehensive income (loss) components for the years ended December 31, 2025 and 2024. All amounts in the following tables are presented net of tax.

	Defined Benefit Pension and Postretirement Plan Items	Commodity Contract Cash Flow Hedges	Interest Rate Swap Cash Flow Hedges	Total
(in millions)
As of December 31, 2023	$(2.6)	$(0.3)	$0.1	$(2.8)
Other comprehensive income (loss) before reclassifications	0.5	1.4	0.5	2.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.7)	(0.6)	(1.3)
Net current-period other comprehensive income (loss)	0.5	0.7	(0.1)	1.1
As of December 31, 2024	(2.1)	0.4	—	(1.7)
Other comprehensive income (loss) before reclassifications	0.4	(0.5)	(0.3)	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	(0.2)	(0.6)
Net current-period other comprehensive income (loss)	0.4	(0.9)	(0.5)	(1.0)
As of December 31, 2025	$(1.7)	$(0.5)	$(0.5)	$(2.7)
Deferred gains or losses for our commodity contract and interest rate swap cash flow hedges are recognized in earnings upon settlement and are included in the effects of gains and losses from derivative instruments. See Note 8, Derivative Instruments, for additional details. Amortization of the net loss related to the defined benefit pension plan and postretirement plans is included in the computation of net periodic costs (benefits). See Note 15, Employee Benefit Plans, for additional details.

15. EMPLOYEE BENEFIT PLANS
We measure the assets and obligations of the defined benefit pension plans and other postretirement benefits plans to determine the plans’ funded status as of the end of the year. The changes in funded status that occurred during the year that are not recognized as part of net periodic benefit costs are recorded as a component of other comprehensive income (loss) or a regulatory asset.
Chesapeake Utilities Corporation 2025 Form 10-K Page 90

Notes to the Consolidated Financial Statements
Defined Benefit Pension Plans
At December 31, 2025 we sponsored two defined benefit pension plans: the FPU Pension Plan and the Chesapeake Supplemental Executive Retirement Plan ("SERP").
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
The funded position for all plans at both December 31, 2025 and 2024, is included in the other pension and benefit costs liability in our consolidated balance sheets.
The following schedules set forth the funded status at December 31, 2025 and 2024 and the net periodic cost (benefit) for the years ended December 31, 2025, 2024 and 2023 for the FPU Pension Plan and the Chesapeake SERP:

	FPU Pension Plan		Chesapeake SERP
	2025	2024	2025	2024
(in millions)
Change in benefit obligation:
Benefit obligation — beginning of year	$45.5	$49.7	$1.5	$1.6
Interest cost	2.4	2.4	0.1	0.1
Actuarial (gain) loss	0.6	(2.0)	(0.1)	—
Benefits paid	(3.5)	(4.6)	(0.2)	(0.2)
Benefit obligation — end of year	45.0	45.5	1.3	1.5
Change in plan assets:
Fair value of plan assets — beginning of year	49.1	49.5	—	—
Actual return on plan assets	4.4	4.2	—	—
Employer contributions	—	—	0.2	0.2
Benefits paid	(3.5)	(4.6)	(0.2)	(0.2)
Fair value of plan assets — end of year	50.0	49.1	—	—

Accrued pension funded status	$5.0	$3.6	$(1.3)	$(1.5)
Assumptions:
Discount rate	5.25%	5.50%	4.98%	5.40%
Expected return on plan assets	5.50%	6.00%	—%	—%

	FPU Pension Plan			Chesapeake SERP
For the Year Ended December 31,	2025	2024	2023	2025	2024	2023
(in millions)
Components of net periodic pension (benefit) cost:
Interest cost	$2.4	$2.4	$2.5	$0.1	$0.1	$0.1
Expected return on assets	(2.6)	(2.9)	(2.7)	—	—	—
Amortization of actuarial loss	0.1	0.3	0.4	—	—	—
Total periodic (benefit) cost	$(0.1)	$(0.2)	$0.2	$0.1	$0.1	$0.1
Assumptions:
Discount rate	5.50%	5.00%	5.25%	5.40%	4.88%	5.00%
Expected return on plan assets	5.50%	6.00%	6.00%	—%	—%	—%

Chesapeake Utilities Corporation 2025 Form 10-K Page 91

Notes to the Consolidated Financial Statements
Our funding policy provides that payments to the trust of each qualified plan shall be equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The following schedule summarizes the allocation of assets of the FPU Pension Plan, by investment type, at December 31, 2025, 2024 and 2023:

	FPU Pension Plan
At December 31,	2025	2024	2023
Asset Category
Equity securities	15%	31%	50%
Debt securities	84	67	49
Other	1	2	1
Total	100%	100%	100%
The investment policy of the FPU Pension Plan was traditionally designed to provide the capital assets necessary to meet the financial obligations of the plan. As of December 31, 2025, the plan was overfunded at approximately 110 percent. As the Company evaluates options for a termination of the FPU Pension Plan and related settlement of the plan's obligations, the investment strategy was adjusted in January 2026 to emphasize capital preservation and liability matching. The portfolio has been transitioned toward a liability-driven approach with increased allocation to long-term, high-quality fixed income securities and cash equivalents, and the elimination of equities (as detailed below). The following target allocation of asset classes, which was approved and implemented in January 2026, is intended to minimize funded status volatility and to align the plan's assets with anticipated annuity purchase requirements and termination related liquidity needs.

Asset Allocation Strategy
Asset Class	Target	Range (+/-)
Fixed Income (Inflation Bond and Taxable Fixed Income funds)	90%	5%
Cash	10%	5%

Chesapeake Utilities Corporation 2025 Form 10-K Page 92

Notes to the Consolidated Financial Statements
At December 31, 2025 and 2024, the assets of the FPU Pension Plan (prior to the previously mentioned change in asset allocation strategy) were comprised of the following investments:

	As of December 31,
Asset Category	2025	2024
(in millions)
Mutual Funds - Equity securities
U.S. Large Cap (1)	$5.1	$10.6
U.S. Mid Cap (1)	1.3	3.2
U.S. Small Cap (1)	—	—
International (2)	1.3	1.3
	7.7	15.1
Mutual Funds - Debt securities
Fixed income (3)	41.9	32.8
	41.9	32.8
Mutual Funds - Other
Guaranteed deposit (4)	0.4	1.2
	0.4	1.2
Total Pension Plan Assets at fair value (5)	$50.0	$49.1
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
At December 31, 2025 and 2024, our pension plan investments were classified under the same fair value measurement hierarchy (Level 1 through Level 3) described under Note 9, Fair Value of Financial Instruments. The Level 3 investments were recorded at fair value based on the contract value of annuity products underlying guaranteed deposit accounts, which was calculated using discounted cash flow models. The contract value of these products represented deposits made to the contract, plus earnings at guaranteed crediting rates, less withdrawals and fees. Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy and are presented in the table above to reconcile to total pension plan assets.
The changes in the fair value within our pension assets for Level 3 investments for the years ended December 31, 2025 and 2024 were not material.
Other Postretirement Benefits Plans
We sponsor two unfunded defined benefit postretirement health plans: the Chesapeake Utilities Postretirement Plan ("Chesapeake Postretirement Plan") and the FPU Medical Plan. The total obligations of these plans, as well as the net periodic benefit costs, were not material as of and for the years ended December 31, 2025 and 2024, respectively.
Amounts Not Yet Reflected in Periodic Benefit Cost
As of December 31, 2025, there was $7.6 million not yet reflected in net periodic postretirement benefit costs and included in the Company's consolidated balance sheets as accumulated other comprehensive income (loss) or as a regulatory asset. Net losses of $5.8 million and $1.1 million attributable to the FPU Pension Plan and Chesapeake Postretirement Plan, respectively, comprised most of this amount with $2.2 million recorded in accumulated other comprehensive income (loss) and $4.7 million recorded as a regulatory asset at December 31, 2025.
Pursuant to a Florida PSC order, FPU continues to record as a regulatory asset the portion of the unrecognized pension and postretirement benefit costs after the merger with Chesapeake Utilities related to its regulated operations.
Chesapeake Utilities Corporation 2025 Form 10-K Page 93

Notes to the Consolidated Financial Statements
 Assumptions
The assumptions used for the discount rate to calculate the benefit obligations were based on the interest rates of high-quality bonds in 2025, considering the expected lives of each of the plans. In determining the average expected return on plan assets for the FPU Pension Plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Since the FPU Pension Plan is frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.
The health care inflation rate for 2025 used to calculate the benefit obligation is 5 percent for medical and 6 percent for prescription drugs for the Chesapeake Postretirement Plan; and 5 percent for both medical and prescription drugs for the FPU Medical Plan.
Estimated Future Benefit Payments
In 2026, we do not expect to contribute to the FPU Pension Plan, and total payments of $0.2 million are expected for the Chesapeake SERP, Chesapeake Postretirement Plan and FPU Medical Plan combined.
The schedule below shows the estimated future benefit payments for the FPU Pension Plan (estimated payments related to the Chesapeake SERP, Chesapeake Postretirement Plan and FPU Medical Plan are not material) assuming continuation of the plan. A termination of the plan and related settlement of its obligations would accelerate the timing of payments estimated below.

FPU Pension Plan (1)
(in millions)
2026	$3.6
2027	$3.6
2028	$3.7
2029	$3.6
2030	$3.6
Years 2031 through 2035	$17.2
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
Employer contributions to our Retirement Savings Plan totaled $9.1 million, $8.4 million, and $6.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there were 788,495 shares of our common stock reserved to fund future contributions to the Retirement Savings Plan.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 94

Notes to the Consolidated Financial Statements
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Deferred stock compensation may not be diversified. The participants are credited with dividends on their deferred common stock units in the same amount that is received by all other stockholders. Such dividends are reinvested into additional deferred common stock units. Assets held in the Rabbi Trust, recorded as Investments on the consolidated balance sheets, had a fair value of $17.2 million and $14.4 million at December 31, 2025 and 2024, respectively. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
Deferrals of officer base compensation and cash bonuses and directors’ cash retainers are paid in cash. All deferrals of executive performance shares and directors' stock retainers are made in the form of deferred common stock units and are paid out in shares of our common stock, on a one-for-one basis, except that cash is paid in lieu of fractional shares. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the consolidated balance sheets and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Non-Qualified Deferred Compensation Plan totaled $12.6 million and $9.8 million at December 31, 2025 and 2024, respectively, which are also shown as a deduction against stockholders' equity in the consolidated balance sheets.

16. SHARE-BASED COMPENSATION PLANS
Our key employees and non-employee directors have been granted share-based awards through our SICP, which has awards outstanding under the current 2023 plan and the previous 2013 plan. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted, and the number of shares expected to be issued at the end of the service period. We have 488,457 shares of common stock reserved for issuance under the SICP.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the SICP for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
(in millions)
Awards to key employees	$7.6	$7.5	$6.7
Awards to non-employee directors	0.9	0.9	0.9
Total compensation expense	8.5	8.4	7.6
Less: tax benefit	(2.2)	(2.2)	(1.9)
Share-based compensation expense included in net income	$6.3	$6.2	$5.7
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 95

Notes to the Consolidated Financial Statements
The table below presents the summary of the stock activity for awards to all officers and key employees:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2023	213	$117.74
Granted	110	105.21
Vested	(43)	103.95
Expired	(27)	86.24
Forfeited	—	—
Outstanding — December 31, 2024	253	117.96
Granted	100	125.56
Vested	(37)	129.76
Expired	(26)	113.34
Forfeited	—	—
Outstanding — December 31, 2025	290	$115.63
During the year ended December 31, 2025, we granted awards of 100 thousand shares of common stock to officers and key employees under the SICP, including awards granted in February 2025. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2027.
The aggregate intrinsic value of the SICP awards granted was $36.2 million, $30.8 million, and $22.5 million at December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, there was $7.2 million of unrecognized compensation cost related to these awards, which is expected to be recognized through 2027.
In March 2025, 2024 and 2023, upon the election by certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in March 2025, 2024 and 2023 for the performance periods ended December 31, 2024, 2023, and 2022. We paid the balance of such awarded shares to each such executive officer and remitted the cash equivalent of the withheld shares to the appropriate taxing authorities. The below table presents the number of shares withheld and amounts remitted:

	For the Year Ended December 31,
	2025	2024	2023
(dollars in millions, shares in thousands)
Shares withheld to satisfy tax obligations	8	14	20
Amounts remitted to tax authorities to satisfy obligations	$1.0	$1.5	$2.5
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.
Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Stockholders. Accordingly, our directors that served on the Board as of May 2025 and 2024 each received approximately 1 thousand shares of common stock for the two periods, with a weighted average fair value of $134.05 and $110.53 per share, respectively.
At December 31, 2025, there was $0.3 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2026.
Chesapeake Utilities Corporation 2025 Form 10-K Page 96

Notes to the Consolidated Financial Statements
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
Delaware
In September 2023, the Delaware Division submitted the Energy Efficiency Rider application for natural gas with the Delaware PSC after obtaining an affirmative recommendation from the Delaware Energy Efficiency Advisory Council (“EEAC”). The application is the first in the state and applies to a portfolio of four programs in which customers can participate (and allow for recovery), including Home Energy Counseling, Home Performance with Energy Star, Assisted Home Performance with Energy Star, and a Standard Offer Program. In April 2024, all programs, with the exception of the Standard Offer Program, were approved by the PSC and rates became effective May 1, 2024.
Delaware Natural Gas Rate Case: In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective in October 2024. A settlement among the Company, PSC staff and the Delaware Division of the Public Advocate was reached and approved by the Delaware PSC in June 2025 providing an annual revenue increase of $6.1 million, as well as dividing the rate case into two phases. Rates set to recover the approved components of the increase were effective in March 2025. In October 2025, a settlement was reached for Phase II of the rate case addressing tariff-related changes including rate design and approved by the Delaware Public Service Commission with rates effective as of October 15, 2025.
Maryland
Maryland Natural Gas Rate Case: In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland OPC and PSC Staff reached a settlement agreement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the settlement agreement in part. The $2.6 million increase in annual base rates was approved, and the Company filed the Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The hearing was held in March 2025, during which Phase II was approved, including an additional $0.9 million in revenue requirement for a total cumulative increase of $3.5 million. A final order was issued in April 2025 and included approval of the consolidation of the operations and the assets of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity, which was renamed and operates as Chesapeake Utilities of Maryland, Inc.
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
Florida
Wildlight Expansion: In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The petition was approved by the Florida PSC in November 2022. The project enables us to meet the significant growing demand for service in Yulee, Florida, and to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project commenced in the first quarter of 2023, and construction was completed in 2025.
Chesapeake Utilities Corporation 2025 Form 10-K Page 97

Notes to the Consolidated Financial Statements
FCG Natural Gas Rate Case: In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Florida PSC also approved FCG's proposed RSAM with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. The Florida OPC filed a notice of appeal with the Florida Supreme Court in July 2023, which is pending. The Florida OPC filed their initial brief in January 2024 with answer briefs filed in April 2024. Oral arguments in the case were held in December 2024. The Florida Supreme Court has yet to rule on the case.
The RSAM was recorded as either an increase or decrease to accrued removal costs which is reflected on the Company’s balance sheets and a corresponding increase or decrease to depreciation and amortization expense. In order to earn the targeted regulatory ROE in each reporting period subject to the conditions of the effective rate agreement, RSAM was calculated using a trailing thirteen-month average of rate base and capital structure in conjunction with the trailing twelve month regulatory base net operating income, which primarily included the base portion of rates and other revenues, net of operations and maintenance expenses, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items was adjusted, in part, by RSAM or its reversal to earn the targeted regulatory ROE. For the years ended December 31, 2024 and 2023, the Company recorded decreases to asset removal costs and depreciation expense of $15.5 million and $5.1 million, respectively, as a result of the RSAM adjustment. At December 31, 2024, the RSAM reserve had been completely utilized.
FCG Depreciation Study: In February 2025, FCG filed a depreciation study with the Florida PSC. The application requested approval of revised annual depreciation rates, as well as a reduction related to a reserve imbalance that would be amortized over a two-year period. The outcome of the application was subject to review and approval by the Florida PSC. In February 2026, the Florida PSC approved a $6.8 million reserve imbalance to be amortized over the remaining life of the assets, with the revised depreciation rates effective as of January 1, 2025.
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
Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dt/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A
Chesapeake Utilities Corporation 2025 Form 10-K Page 98

Notes to the Consolidated Financial Statements
filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. Conversions of the community gas systems commenced in the second quarter of 2024 and are projected to be complete in the first quarter of 2026.
East Coast Reinforcement Projects: In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will provide additional supply to coastal communities on the East Coast of Florida, which are experiencing significant population growth. Peninsula Pipeline proposed several pipeline extensions to support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. New Smyrna Beach was placed into service during May 2025 and construction is projected to be complete for Boynton Beach in the second quarter of 2026.
Central Florida Reinforcement Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida which are also experiencing significant population growth. Peninsula Pipeline's extensions support FPU’s distribution system around the Plant City and Lake Mattie areas of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in March 2024. The Plant City project was completed in the fourth quarter of 2024, and the Lake Mattie project went into service in July 2025.
Renewable Natural Gas Supply Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at its July 2024 meeting. In October 2025, the Florida PSC approved amendments to the Transportation Service Agreements that were filed to include Peninsula Pipeline as a party to the related interconnection agreements. The projects are underway and are estimated to be completed in the second half of 2026.
St. Cloud Project Amendment: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to its Transportation Service Agreement with FPU for a project that will support additional supply to communities in the St. Cloud, Florida area. The project is driven by the need to expand gas service to future communities that are expected in that area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the expected new growth. The expansion will provide FPU with an additional 10,000 Dts/d. The Florida PSC approved the project in May 2024, and it is expected to be complete in the second quarter of 2026.
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
Miami Inner Loop Projects: In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance gas infrastructure in Miami-Dade County. The proposed expansion consists of the development of several pipeline projects to support growth and FCG's distribution system, as well as enhance FCG's access to gas from various points in the Miami-Dade County area. The expansion was approved in February 2025 and interim services began in August 2025 with permanent facilities expected to be in service by the second quarter of 2026.
FPU Electric Rate Case: In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million, were approved with an effective date of November 1, 2024. In March 2025, the Florida PSC approved the permanent rate increase, but the order was subsequently protested. In May 2025, the Company reached a settlement agreement with the interested parties to resolve all outstanding issues. This settlement which was approved by the Florida PSC in July 2025, provides for a total base rate increase of approximately $8.6 million on an annual basis, with $1.0 million of the increase deferred from the first year's base rate increase and recovered over three years. A step-up rate increase was also approved for up to $0.7 million, upon completion of the purchase and refurbishment of certain substations, which is expected to be completed in December 2026.
Chesapeake Utilities Corporation 2025 Form 10-K Page 99

Notes to the Consolidated Financial Statements
Florida Mandatory Relocates: In October 2025, FPU and FCG filed a joint petition for approval to establish a recovery surcharge for actual, estimated and projected relocation costs pursuant to the Florida Administrative Code which enables companies to recover the costs associated with relocating or reconstructing facilities that have been required by governmental entities. The projected revenue requirement for 2026 is $0.5 million for FPU and $1.0 million for FCG. The Florida PSC approved the petition in February 2026, with the surcharge effective in March 2026.

Florida City Gas Rate Case: In February 2026, FCG provided notice to the Florida PSC of its intent to file a petition seeking a general rate base increase based on a 2027 projected test year. The rate case filing is expected to be submitted in April 2026 and the outcome of the application will be subject to review and approval by the Florida PSC.
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
In June 2025, Eastern Shore filed a limited amended application with the FERC requesting revised initial transportation rates for the project. The revised rates reflected increased capital costs associated with unanticipated changes in global markets and supply chains, including the availability of skilled laborers with the requisite certifications to work on this project. Eastern Shore requested expedited action by the FERC in relation to this matter and an approved order was issued in July 2025. Construction is underway and the project is expected to be placed into service in mid-2026.
Salisbury Integrity Project: Eastern Shore submitted a Prior Notice Filing under its Blanket Certificate to the FERC in March 2025 requesting to construct, own, operate, and maintain approximately 5.5 miles of 10-inch looping pipeline in Wicomico County, Maryland. The protest period terminated in May 2025 with no protests filed. The project is necessary to comply with pipeline integrity management regulations of the Pipeline and Hazardous Materials Safety Administration ("PHMSA"). The project went into service in October 2025.

Capital Cost Surcharge: In December 2025, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC issued an order approving the surcharge as filed in December 2025. The combined revised surcharge became effective January 1, 2026.
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
Various Jurisdictional Activity Related to the Joint Customer Information System Project
In July 2022, we filed a joint petition for our natural gas divisions in Maryland (Maryland Division, Sandpiper, and Elkton Gas) for the approval to establish a regulatory asset for non-capitalizable expenses related to the initial development and implementation of our new Customer Information System ("CIS") system. The petition was approved by the Maryland PSC in August 2022. A similar petition for our Florida Regulated Energy businesses was filed during the same time frame, however, the Florida PSC approved capitalization of these expenses in lieu of the establishment of regulatory assets. Additionally, our Delaware Division has the ability to defer these costs as a regulatory asset. Implementation of the CIS began during the first quarter of 2023 and went into service during the fourth quarter of 2024.
TCJA
In connection with the TCJA, which was signed into law in December 2017, customer rates for our regulated businesses were adjusted as applicable as approved by the regulators. Regulatory liabilities related to accumulated deferred income taxes (“ADIT”) associated with the TCJA amounted to $83.4 million and $84.6 million at December 31, 2025 and 2024, respectively. With the exception of the ADIT balance of $34.2 million attributable to Eastern Shore, such amounts are being amortized in accordance with approvals received from the Delaware, Maryland, and Florida PSCs in 2018 and 2019. The ADIT balance attributable to Eastern Shore will be addressed in its next rate case filing.
Chesapeake Utilities Corporation 2025 Form 10-K Page 100

Notes to the Consolidated Financial Statements
Regulatory Assets and Liabilities
At December 31, 2025 and 2024, our regulated utility operations recorded the following regulatory assets and liabilities included in our consolidated balance sheets, including amounts attributable to FCG. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

	As of December 31,
	2025	2024
(in millions)
Regulatory Assets
Under-recovered purchased fuel, electric, gas and conservation cost recovery (1) (2)	$19.6	$9.7
Under-recovered infrastructure revenue (3)	3.2	1.6
Deferred postretirement benefits (4)	6.7	7.7
Deferred conversion and development costs (1)	20.3	20.6
Acquisition adjustment (5)	27.3	29.6
Deferred storm costs (6)	2.7	11.1
Deferred rate case expenses - current	1.5	1.2
Other	22.7	19.8
Total Regulatory Assets	$104.0	$101.3

Regulatory Liabilities
Over-recovered purchased fuel and conservation cost recovery (1)	$14.2	$15.5
Storm reserve (7)	2.3	2.1
Accrued asset removal cost (8)	83.9	77.9
Deferred income taxes due to rate change (9)	100.3	102.6
Other	1.9	2.0
Total Regulatory Liabilities	$202.6	$200.1

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
(3) The Florida PSC allowed us to recover through a surcharge, capital and other program-related-costs, inclusive of an appropriate return on investment, associated with accelerating the replacement of qualifying gas distribution mains and services (defined as any material other than coated steel or plastic) in FPU’s natural gas distribution operations, Fort Meade division and CFG. We are allowed to recover the asset or are required to pay the liability in rates related to GRIP.
(4) The Florida PSC allowed FPU to treat as a regulatory asset the portion of the unrecognized costs pursuant to ASC Topic 715, Compensation - Retirement Benefits, related to its regulated operations. This balance also includes the portion of pension settlement expense associated with the termination of the Chesapeake Pension Plan pursuant to an order from the FERC and the respective PSCs that allowed us to defer Eastern Shore, Delaware and Maryland Divisions' portion. See Note 15, Employee Benefit Plans, for additional information.
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
Chesapeake Utilities Corporation 2025 Form 10-K Page 101

Notes to the Consolidated Financial Statements
MGP Sites
We have participated in the investigation, assessment or remediation of, and have exposures at, seven former MGP sites. We have received approval for recovery of clean-up costs in rates for sites located in Salisbury, Maryland; Seaford, Delaware; and Winter Haven, Key West, Pensacola, Sanford and West Palm Beach, Florida.
As of December 31, 2025 and 2024, we had approximately $3.1 million and $3.2 million, respectively, in environmental liabilities, related to the former MGP sites, and related regulatory assets of $0.2 million and $0.3 million at the respective balance sheet dates for future recovery of environmental costs from customers.
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
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east and west Parcels of our West Palm Beach, Florida. These properties were sold to another party in December 2025, and no additional costs associated with remediation of this site are anticipated.

19. OTHER COMMITMENTS AND CONTINGENCIES
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
FPU natural gas has firm transportation service contracts with FGT and Gulfstream. Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to FGT and Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge. To date, Chesapeake Utilities has not been required to make a payment resulting from this contingency.

Chesapeake Utilities Corporation 2025 Form 10-K Page 102

Notes to the Consolidated Financial Statements
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this standard, it must provide an Adequate Assurance of Performance which can include an irrevocable letter of credit, a prepayment, a security interest in an asset, or a performance bond or guaranty. As of December 31, 2025, FPU was in compliance with all of the requirements of its supply contracts.
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
The total purchase obligations for natural gas, electric and propane supplies are as follows:

Year	2026	2027-2028	2029-2030	Beyond 2030	Total
(in millions)
Purchase Obligations	$90.0	$99.6	$65.8	$101.9	$357.3
Corporate Guarantees
The BOD has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2025 was $62.0 million. The aggregate amount guaranteed related to our subsidiaries at December 31, 2025 was approximately $41.1 million with the guarantees expiring on various dates through December 2026. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at December 31, 2025 was $4.0 million.
As of December 31, 2025, we have issued letters of credit totaling approximately $4.8 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through October 2026 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.
Chesapeake Utilities Corporation 2025 Form 10-K Page 103

Table of Content
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

CHANGE IN INTERNAL CONTROLS

During the fourth quarter of 2025, there were no changes in the design or operations of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
CEO AND CFO CERTIFICATIONS

Our Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, on May 30, 2025 our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE corporate governance listing standards.
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
Our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Baker Tilly US, LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in its attestation report which appears under Part II, Item 8. Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION.
Chesapeake Utilities Corporation 2025 Form 10-K Page 104

Table of Content
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Director Compensation,” “Executive Compensation” (excluding the information under the heading “Pay Versus Performance”), “Compensation Discussion and Analysis” and “Compensation Committee Report.”

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

Chesapeake Utilities Corporation 2025 Form 10-K Page 105

Table of Content
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

• Exhibit 3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed May 7, 2025, File No. 001-11590.

• Exhibit 3.3
Amended and Restated Bylaws of Chesapeake Utilities Corporation, effective May 7, 2025, are incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed May 7, 2025, File No. 001-11590.

• Exhibit 4.1
Note Purchase Agreement, dated August 1, 2025, by and among Chesapeake Utilities Corporation and the purchasers thereto is incorporated by reference to Exhibit 4.1 in our Current Report on Form 8-K filed with the SEC on August 7, 2025, File No. 001-11590.

• Exhibit 4.2
Note Purchase Agreement, dated November 1, 2024, by and among Chesapeake Utilities Corporation and the purchasers party thereto is incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 4, 2024, File No. 001-11590.

• Exhibit 4.3
Note Purchase Agreement, dated November 20, 2023, by and among Chesapeake Utilities Corporation and the purchasers party thereto is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023, File No. 001-11590.

• Exhibit 4.4	Note Purchase Agreement, dated August 25, 2021, by and among Chesapeake Utilities Corporation, MetLife Insurance K.K., Thrivent Financial For Lutherans, CMFG Life Insurance Company, and American Memorial Life Insurance Company. †

• Exhibit 4.5	Note Purchase Agreement dated November 19, 2019, by and among Chesapeake Utilities Corporation, The Guardian Life Insurance Company of America, The Guardian Insurance & Annuity Company, Inc., Berkshire Life Insurance Company of America, Thrivent Financial for Lutherans, United of Omaha Life Insurance Company, and CMFG Life Insurance Company.†

• Exhibit 4.6	Master Note Agreement dated March 2, 2017, by and among Chesapeake Utilities Corporation, NYL Investors LLC, and the other purchasers thereto.†

• Exhibit 4.7	First Amendment to Master Note Agreement dated November 15, 2018, by and among Chesapeake Utilities Corporation, NYL Investors LLC, and the other purchasers thereto.†

• Exhibit 4.8	Private Shelf Agreement, dated March 2, 2017, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC, and the other purchasers thereto.†

• Exhibit 4.9	First Amendment to Private Shelf Agreement, dated May 14, 2020, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC, and the other purchasers thereto. †

Chesapeake Utilities Corporation 2024 Form 10-K Page 106

Table of Content

• Exhibit 4.10
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

• Exhibit 4.11	Private Shelf Agreement dated October 8, 2015, by and among Chesapeake Utilities Corporation, PGIM, Inc. (formerly known as Prudential Investment Management Inc.), and the other purchasers thereto. †

• Exhibit 4.12	First Amendment to Private Shelf Agreement dated September 14, 2018, between Chesapeake Utilities Corporation, as issuer, and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and other purchasers that may become party thereto. †

• Exhibit 4.13	Third Amendment to Private Shelf Agreement dated February 8, 2023, between Chesapeake Utilities Corporation, as issuer, and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and other purchasers thereto. †

• Exhibit 4.14	Note Purchase Agreement dated September 5, 2013, by and among Chesapeake Utilities Corporation, PAR U Hartford Life & Annuity Comfort Trust, The Prudential Insurance Company of America, The Gibraltar Life Insurance Co., Ltd., The Penn Mutual Life Insurance Company, Thrivent Financial for Lutherans, United of Omaha Life Insurance Company, and Companion Life Insurance Company.†

• Exhibit 4.15	Note Agreement dated June 29, 2010, among Chesapeake Utilities Corporation, as issuer, Metropolitan Life Insurance Company and New England Life Insurance Company.†

• Exhibit 4.16
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

• Exhibit 10.2*
First Amendment to the Chesapeake Utilities Corporation Cash Bonus Incentive Plan effective December 15, 2025, now referred to as Chesapeake Utilities Corporation Short-term Incentive Compensation Plan, is filed herewith.

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

• Exhibit 10.5*
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

• Exhibit 10.9
Credit Agreement dated May 29, 2020, between Chesapeake Utilities Corporation and Citizens Bank National Association is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

Chesapeake Utilities Corporation 2025 Form 10-K Page 107

Table of Content

• Exhibit 10.10
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

• Exhibit 10.14
Amended and Restated Credit Agreement, dated August 12, 2021, to Credit Agreement dated September 30, 2020, among Chesapeake Utilities Corporation, PNC Bank, National Association, and several other financial institutions named therein is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-11590.

• Exhibit 10.15
Second Amended and Restated Credit Agreement, dated August 6, 2024, among Chesapeake Utilities Corporation, PNC Bank, National Association and several other financial institutions is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2024, File No. 001-11590.

• Exhibit 10.16
Second Amendment to Amended and Restated Credit Agreement, dated August 9, 2023, to Credit Agreement dated September 30, 2020 among Chesapeake Utilities Corporation and PNC Bank, National Association, and several other financial institutions is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2023, File No. 001-11590.

• Exhibit 10.17*
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

• Exhibit 10.23*
Form of Performance Share Agreement, effective February 23, 2022, by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin J. Webber, and Jeffrey S. Sylvester is incorporated herein by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-11590.

Chesapeake Utilities Corporation 2025 Form 10-K Page 108

Table of Content

• Exhibit 10.24*
Form of Performance Share Agreement dated February 22, 2023 by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber and Jeffrey S. Sylvester is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2022. File No. 001-11590.

• Exhibit 10.25*
Form of Performance Share Agreement, effective February 20, 2024, by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin J. Webber, and Jeffrey S. Sylvester is incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, File No. 001-11590.

• Exhibit 10.26*
Form of Performance Share Agreement dated February 25, 2025, pursuant to Chesapeake Utilities Corporation 2023 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber and Jeffrey S. Sylvester is incorporated by reference to Exhibit 10.27 to out Annual Report on Form 10-K for the year ended December 31, 2024. File No. 001-11590.

• Exhibit 10.27*
Form of Performance Share Agreement dated February 25, 2026, pursuant to Chesapeake Utilities Corporation 2023 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber and Jeffrey S. Sylvester is filed herewith.

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

• Exhibit 10.30
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

• Exhibit 19	Chesapeake Utilities Corporation’s Securities Trades by Company Personnel and Related Persons Policy Statement is filed herewith.

• Exhibit 21	Subsidiaries of the Registrant is filed herewith.

• Exhibit 23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

• Exhibit 31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), is filed herewith.

• Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), is filed herewith.

• Exhibit 32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, is furnished herewith.**

• Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, is furnished herewith.**

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

• Exhibit 101.INS XBRL Instance Document is filed herewith.

• Exhibit 101.SCH XBRL Taxonomy Extension Schema Document is filed herewith.

• Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document is filed herewith.

• Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document is filed herewith.

Chesapeake Utilities Corporation 2025 Form 10-K Page 109

Table of Content

• Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document is filed herewith.

• Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document is filed herewith.

• Exhibit 104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or agreement.
**	Furnished herewith
†	These agreements have not been filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K under the Securities Act of 1933, as amended. We hereby agree to furnish copies to the SEC upon request.

Chesapeake Utilities Corporation 2025 Form 10-K Page 110

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
February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFRY M. HOUSEHOLDER	/S/ BETH W. COOPER
Jeffry M. Householder	Beth W. Cooper, Executive Vice President,
Chair of the Board, President, Chief Executive Officer, and Director	Chief Financial Officer, Treasurer and Assistant Corporate Secretary
February 25, 2026	(Principal Financial and Accounting Officer)
February 25, 2026

/S/ LISA G. BISACCIA	/S/ SHEREE M. PETRONE
Lisa G. Bisaccia, Director	Sheree M. Petrone, Director
February 25, 2026	February 25, 2026

/S/ THOMAS J. BRESNAN
Thomas J. Bresnan, Lead Director
February 25, 2026

/S/ RONALD G. FORSYTHE, JR.
Dr. Ronald G. Forsythe, Jr., Director
February 25, 2026

/S/ ELISABETH A. EDEN
Elisabeth A. Eden, Director
February 25, 2026

/S/ DENNIS S. HUDSON, III
Dennis S. Hudson, III, Director
February 25, 2026

/S/ LILA A. JABER
Lila A. Jaber, Director
February 25, 2026
Chesapeake Utilities Corporation 2025 Form 10-K Page 111

Table of Content
Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

		Additions
For the Year Ended December 31,	Balance at Beginning of Year	Charged to Income	Other Accounts (1)	Deductions (2)	Balance at End of Year
(in millions)
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
2025	$3.3	$3.5	$0.2	$(1.6)	$5.4
2024	$2.7	$2.1	$0.4	$(1.9)	$3.3
2023	$2.9	$2.3	$0.2	$(2.7)	$2.7
(1) Recoveries and other allowance adjustments.
(2) Uncollectible accounts charged off.

Chesapeake Utilities Corporation 2024 Form 10-K Page 112