Form 10-Q
period 2026-06-30
CHESAPEAKE UTILITIES CORP
filed 2026-08-06
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 24,106,455 shares outstanding as of August 3, 2026.

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
BOD: Chesapeake Utilities' Board of Directors
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
LNG: Liquefied natural gas
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities
Maryland OPC: The Office of People’s Counsel, an agency established by the Maryland legislature who advocates on behalf of Maryland's utility consumers prior to actions or rule changes
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
Non-Qualified Deferred Compensation Plan: a non-qualified, deferred compensation plan under which compensation may be deferred by eligible participants
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which we have previously issued Senior Notes and which is a party to the current Prudential Shelf Agreement, as amended
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our $650.0 million unsecured revolving credit facility with certain lenders, which was most recently amended and restated in August 2026
RNG: Renewable natural gas
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(in millions, except shares (thousands) and per share data)
Operating Revenues
Regulated Energy	$164.3	$151.8	$413.6	$351.4
Unregulated Energy	45.2	47.9	158.9	154.6
Other Businesses and Eliminations	(7.6)	(6.9)	(17.5)	(14.5)
Total Operating Revenues	201.9	192.8	555.0	491.5
Operating Expenses
Regulated natural gas and electric costs	39.6	34.1	141.2	105.6
Unregulated propane and natural gas costs	12.1	15.9	57.4	60.7
Operations	57.7	54.9	125.0	112.9
Maintenance	7.0	6.0	15.0	11.4
Depreciation and amortization	22.9	21.9	44.4	44.4
Other taxes	9.7	9.2	19.7	18.6
FCG transaction and transition-related expenses	—	0.5	—	0.8
Total Operating Expenses	149.0	142.5	402.7	354.4
Operating Income	52.9	50.3	152.3	137.1
Other income, net	0.5	0.4	0.5	1.0
Interest charges	18.4	17.8	37.1	35.9
Income Before Income Taxes	35.0	32.9	115.7	102.2
Income taxes	9.6	9.0	31.0	27.4
Net Income	$25.4	$23.9	$84.7	$74.8

Weighted Average Common Shares Outstanding:
Basic	24,056	23,307	23,997	23,133
Diluted	24,174	23,402	24,115	23,223
Earnings Per Share of Common Stock:
Basic	$1.06	$1.03	$3.53	$3.23
Diluted	$1.05	$1.02	$3.51	$3.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(in millions)
Net Income	$25.4	$23.9	$84.7	$74.8
Other Comprehensive Income (Loss), net of tax:
Cash Flow Hedges, net of tax:
Net gain (loss) on commodity contract cash flow hedges, net of tax of $(0.2), $(0.1), $0.2 and $0.1, respectively	(0.5)	(0.3)	0.6	0.4
Reclassifications of net (gain) loss on commodity contract cash flow hedges, net of tax of $(0.1), $0.0, $0.0 and $(0.2), respectively	(0.2)	(0.1)	(0.1)	(0.6)
Net gain (loss) on interest rate swap cash flow hedges, net of tax of $0.2, $0.0, $0.2 and $(0.2), respectively	0.5	—	0.5	(0.7)
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	(0.1)	—	(0.2)
Total Other Comprehensive Income (Loss), net of tax	(0.2)	(0.5)	1.0	(1.1)
Comprehensive Income	$25.2	$23.4	$85.7	$73.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2026	December 31, 2025
(in millions, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$3,076.1	$2,941.6
Unregulated Energy	514.3	492.4
Other Businesses and Eliminations	43.0	38.3
Total property, plant and equipment	3,633.4	3,472.3
Less: Accumulated depreciation and amortization	(657.5)	(637.6)
Plus: Construction work in progress	376.6	283.7
Net property, plant and equipment	3,352.5	3,118.4
Current Assets
Cash and cash equivalents	0.4	1.8
Trade and other receivables	100.2	106.9
Less: Allowance for credit losses	(7.9)	(5.4)
Trade and other receivables, net	92.3	101.5
Accrued revenue	30.5	50.1
Propane inventory, at average cost	6.6	8.8
Other inventory, at average cost	17.1	17.9
Regulatory assets	19.6	29.7
Storage gas prepayments	2.9	4.5
Prepaid expenses	15.5	19.7
Derivative assets, at fair value	0.2	—
Other current assets	2.9	3.0
Total current assets	188.0	237.0
Deferred Charges and Other Assets
Goodwill	507.5	507.5
Other intangible assets, net	12.5	13.2
Investments, at fair value	18.7	17.2
Derivative assets, at fair value	0.1	—
Operating lease right-of-use assets	8.9	9.9
Regulatory assets	72.9	74.3
Receivables and other deferred charges	12.7	17.3
Total deferred charges and other assets	633.3	639.4
Total Assets	$4,173.8	$3,994.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2026	December 31, 2025
(in millions, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 75,000,000 shares)	11.7	11.6
Additional paid-in capital	986.7	962.8
Retained earnings	676.7	626.8
Accumulated other comprehensive loss	(1.7)	(2.7)
Deferred compensation obligation	17.5	12.6
Treasury stock	(17.5)	(12.6)
Total stockholders’ equity	1,673.4	1,598.5
Long-term debt, net of current maturities	1,317.9	1,327.1
Total capitalization	2,991.3	2,925.6
Current Liabilities
Current portion of long-term debt	131.7	134.6
Short-term borrowing	238.1	158.0
Accounts payable	93.6	115.2
Customer deposits and refunds	50.2	45.1
Accrued interest	8.8	8.7
Dividends payable	17.7	16.4
Accrued compensation	13.0	21.6
Regulatory liabilities	16.3	14.5
Derivative liabilities, at fair value	0.3	0.8
Other accrued liabilities	25.0	15.0
Total current liabilities	594.7	529.9
Deferred Credits and Other Liabilities
Deferred income taxes	346.6	313.3
Regulatory liabilities	203.3	188.1
Environmental liabilities	3.2	2.9
Other pension and benefit costs	15.2	14.0
Derivative liabilities, at fair value	0.1	0.6
Operating lease - liabilities	7.0	7.9
Deferred investment tax credits and other liabilities	12.4	12.5
Total deferred credits and other liabilities	587.8	539.3
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$4,173.8	$3,994.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2026	2025
(in millions)
Operating Activities
Net income	$84.7	$74.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.4	44.4
Depreciation and accretion included in other costs	8.6	8.0
Deferred income taxes	31.9	20.1
Realized gain on commodity contracts and sale of assets	(0.6)	(1.7)
Unrealized gain on investments and commodity contracts	(1.6)	(0.9)
Share-based compensation	4.2	4.6
Changes in assets and liabilities:
Accounts receivable and accrued revenue	28.9	3.6
Propane inventory, storage gas and other inventory	4.6	2.0
Regulatory assets and liabilities, net	10.5	(2.3)
Prepaid expenses and other current assets	4.4	2.3
Accounts payable and other accrued liabilities	(8.6)	(1.3)
Income taxes receivable	—	(4.0)
Customer deposits and refunds	5.1	2.4
Accrued compensation	(9.1)	(12.1)
Accrued interest	0.1	0.1
Other assets and liabilities, net	6.1	(0.8)
Net cash provided by operating activities	213.6	139.2
Investing Activities
Property, plant and equipment expenditures	(266.9)	(213.9)
Proceeds from sale of assets	1.7	1.2
Environmental expenditures	0.3	—
Net cash used in investing activities	(264.9)	(212.7)
Financing Activities
Common stock dividends	(32.4)	(29.0)
Proceeds from issuance of common stock, net of expenses	16.8	61.2
Tax withholding payments related to net settled stock compensation	(2.0)	(1.0)
Change in cash overdrafts due to outstanding checks	(0.9)	1.9
Net borrowings under line of credit agreements	81.0	46.6
Repayment of long-term debt and finance lease obligation	(12.6)	(12.6)
Net cash provided by financing activities	49.9	67.1
Net Decrease in Cash and Cash Equivalents	(1.4)	(6.4)
Cash and Cash Equivalents—Beginning of Period	1.8	7.9
Cash and Cash Equivalents—End of Period	$0.4	$1.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(dollars in millions, shares in thousands (except per share data))	Number of Shares (2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at March 31, 2025	23,089	$11.2	$852.0	$586.4	$(2.3)	$12.2	$(12.2)	$1,447.3
Net income	—	—	—	23.9	—	—	—	23.9
Other comprehensive loss	—	—	—	—	(0.5)	—	—	(0.5)
Dividend declared ($0.685 per share)	—	—	—	(16.2)	—	—	—	(16.2)
Issuance under various plans (3)	325	0.2	41.2	—	—	—	—	41.4
Share-based compensation and tax benefit (4) (5)	6	—	3.2	—	—	—	—	3.2
Treasury stock activities	—	—	—	—	—	0.3	(0.3)	—
Balance at June 30, 2025	23,420	$11.4	$896.4	$594.1	$(2.8)	$12.5	$(12.5)	$1,499.1

Balance at December 31, 2024	22,899	$11.1	$830.5	$550.3	$(1.7)	$9.8	$(9.8)	$1,390.2
Net income	—	—	—	74.8	—	—	—	74.8
Other comprehensive loss	—	—	—	—	(1.1)	—	—	(1.1)
Dividends declared ($1.325 per share)	—	—	—	(31.0)	—	—	—	(31.0)
Issuance under various plans (3)	486	0.3	60.9	—	—	—	—	61.2
Share-based compensation and tax benefit (4) (5)	35	—	5.0	—	—	—	—	5.0
Treasury stock activities (2)	—	—	—	—	—	2.7	(2.7)	—
Balance at June 30, 2025	23,420	$11.4	$896.4	$594.1	$(2.8)	$12.5	$(12.5)	$1,499.1

Balance at March 31, 2026	24,003	$11.7	$972.2	$669.3	$(1.5)	$17.4	$(17.4)	$1,651.7
Net income	—	—	—	25.4	—	—	—	25.4
Other comprehensive loss	—	—	—	—	(0.2)	—	—	(0.2)
Dividend declared ($0.735 per share)	—	—	—	(18.0)	—	—	—	(18.0)
Issuance under various plans (3)	94	—	11.8	—	—	—	—	11.8
Share-based compensation and tax benefit (4) (5)	8	—	2.7	—	—	—	—	2.7
Treasury stock activities	—	—	—	—	—	0.1	(0.1)	—
Balance at June 30, 2026	24,105	$11.7	$986.7	$676.7	$(1.7)	$17.5	$(17.5)	$1,673.4

Balance at December 31, 2025	23,896	$11.6	$962.8	$626.8	$(2.7)	$12.6	$(12.6)	$1,598.5
Net income	—	—	—	84.7	—	—	—	84.7
Other comprehensive loss	—	—	—	—	1.0	—	—	1.0
Dividends declared ($1.420 per share)	—	—	—	(34.8)	—	—	—	(34.8)
Issuance under various plans and ATM program (3)	149	0.1	18.7	—	—	—	—	18.8
Share-based compensation and tax benefit (4) (5)	60	—	5.2	—	—	—	—	5.2
Treasury stock activities (2)	—	—	—	—	—	4.9	(4.9)	—
Balance at June 30, 2026	24,105	$11.7	$986.7	$676.7	$(1.7)	$17.5	$(17.5)	$1,673.4

(1)2.0 million shares of preferred stock at $0.01 par value have been authorized. No preferred shares have been issued or are outstanding; accordingly, no information has been included in the Condensed Consolidated Statements of Stockholders’ Equity.
(2)Includes 160 thousand, 129 thousand, 126 thousand, and 114 thousand shares at June 30, 2026, December 31, 2025, June 30, 2025 and December 31, 2024, respectively, held in a Rabbi Trust related to the Non-Qualified Deferred Compensation Plan.
(3)Includes shares issued under the Retirement Savings Plan, DRIP/DSPP and/or ATM program, as applicable.
(4)Includes amounts for shares issued for directors’ compensation.
(5)The shares issued under the SICP are net of shares withheld for employee taxes. For the six months ended June 30, 2026 and 2025, we withheld 15 thousand and 8 thousand shares, respectively, for employee taxes.

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

Environmental Credits and Environmental Credit Obligations (ASC 818) - In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This update establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and related environmental credit obligations. The standard will be effective for the Company's annual and interim reporting periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the applicability of this guidance, including certain environmental and clean energy programs, and the impact that adoption may have on its consolidated financial statements and related disclosures.

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
2.    Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(dollars in millions, shares in thousands (except per share data))
Calculation of Basic Earnings Per Share:
Net income	$25.4	$23.9	$84.7	$74.8
Weighted average shares outstanding	24,056	23,307	23,997	23,133
Basic Earnings Per Share	$1.06	$1.03	$3.53	$3.23

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted shares outstanding—Basic	24,056	23,307	23,997	23,133
Effect of dilutive securities—Share-based compensation	118	95	118	90
Adjusted denominator—Diluted	24,174	23,402	24,115	23,223
Diluted Earnings Per Share	$1.05	$1.02	$3.51	$3.22

3.     Acquisitions
There were no acquisitions completed in 2025 or during the six months ended June 30, 2026. The Company’s consolidated results include certain transaction and transition-related expenses for the three and six months ended June 30, 2025 related to the integration of the FCG acquisition which was completed in November 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on the FCG acquisition.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display our revenue by major source based on product and service type for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Energy distribution
Delaware natural gas distribution	$19.9	$—	$—	$19.9	$15.5	$—	$—	$15.5
FPU natural gas distribution	50.1	—	—	50.1	46.6	—	—	46.6
Florida City Gas	41.9	—	—	41.9	39.5	—	—	39.5
FPU electric distribution	26.5	—	—	26.5	26.2	—	—	26.2
Maryland natural gas distribution (1)	12.0	—	—	12.0	10.7	—	—	10.7
Total energy distribution	150.4	—	—	150.4	138.5	—	—	138.5
Energy transmission
Aspire Energy	—	7.1	—	7.1	—	8.4	—	8.4
Aspire Energy Express	0.4	—	—	0.4	0.3	—	—	0.3
Eastern Shore	22.4	—	—	22.4	21.2	—	—	21.2
Peninsula Pipeline	16.6	—	—	16.6	11.8	—	—	11.8
Total energy transmission	39.4	7.1	—	46.5	33.3	8.4	—	41.7
Energy generation
Eight Flags	—	5.0	—	5.0	—	4.6	—	4.6
Propane operations
Propane delivery operations	—	26.3	—	26.3	—	26.5	—	26.5
CNG / RNG Services
Marlin Gas Services	—	5.7	—	5.7	—	7.3	—	7.3
Other RNG	—	1.3	—	1.3	—	1.1	—	1.1
Total CNG / RNG Services	—	7.0	—	7.0	—	8.4	—	8.4
Other Businesses and Eliminations
Eliminations	(25.5)	(0.2)	(7.6)	(33.3)	(20.0)	—	(6.9)	(26.9)

Total operating revenues (2)	$164.3	$45.2	$(7.6)	$201.9	$151.8	$47.9	$(6.9)	$192.8
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
(2) Revenues from sources other than contracts with customers, which include alternative revenue programs related to revenue normalization for the Maryland natural gas operations and late fees, were not material for the three months ended June 30, 2026 and 2025, respectively.

	Six months ended June 30, 2026				Six months ended June 30, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Energy distribution
Delaware natural gas distribution	$74.0	$—	$—	$74.0	$57.8	$—	$—	$57.8
FPU natural gas distribution	109.0	—	—	109.0	97.9	—	—	97.9
Florida City Gas	107.4	—	—	107.4	83.1	—	—	83.1
FPU electric distribution	54.2	—	—	54.2	49.4	—	—	49.4
Maryland natural gas distribution (1)	40.4	—	—	40.4	36.0	—	—	36.0
Total energy distribution	385.0	—	—	385.0	324.2	—	—	324.2
Energy transmission
Aspire Energy	—	33.4	—	33.4	—	27.6	—	27.6
Aspire Energy Express	0.7	—	—	0.7	0.7	—	—	0.7
Eastern Shore	46.6	—	—	46.6	43.9	—	—	43.9
Peninsula Pipeline	33.4	—	—	33.4	21.8	—	—	21.8
Total energy transmission	80.7	33.4	—	114.1	66.4	27.6	—	94.0
Energy generation
Eight Flags	—	10.9	—	10.9	—	9.3	—	9.3
Propane operations
Propane delivery operations	—	99.6	—	99.6	—	101.2	—	101.2
CNG / RNG Services
Marlin Gas Services	—	13.2	—	13.2	—	14.5	—	14.5
Other RNG	—	2.0	—	2.0	—	2.1	—	2.1
Total CNG / RNG Services	—	15.2	—	15.2	—	16.6	—	16.6
Other Businesses and Eliminations
Eliminations	(52.1)	(0.2)	(17.5)	(69.8)	(39.2)	(0.1)	(14.5)	(53.8)

Total operating revenues (2)	$413.6	$158.9	$(17.5)	$555.0	$351.4	$154.6	$(14.5)	$491.5
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
(2) Revenues from sources other than contracts with customers, which include alternative revenue programs related to revenue normalization for the Maryland natural gas operations and late fees, were not material for the six months ended June 30, 2026 and 2025, respectively.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2025 and June 30, 2026 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in millions)
Balance at 12/31/2025	$92.2	$—	$2.9	$1.3
Balance at 6/30/2026	84.6	—	2.8	0.9
Decrease	$(7.6)	$—	$(0.1)	$(0.4)
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
At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three and six months ended June 30, 2026 and 2025, the amounts recognized in revenue were not material.

Remaining Performance Obligations
Certain of our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at June 30, 2026, are expected to be recognized as follows:

(in millions)	2026	2027	2028	2029	2030	2031	2032 and thereafter
Eastern Shore and Peninsula Pipeline	$19.8	$38.3	$39.8	$32.6	$26.5	$19.4	$96.6
Natural gas distribution operations	5.3	9.7	9.8	9.7	9.7	8.9	24.7
FPU electric distribution	0.5	0.9	0.9	0.9	0.9	0.9	—
Total revenue contracts with remaining performance obligations	$25.6	$48.9	$50.5	$43.2	$37.1	$29.2	$121.3

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

Maryland

Maryland Natural Gas Rate Case: In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, the “Maryland natural gas distribution businesses”), filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In September 2024, the Maryland Public Utility Judge approved a $2.6 million increase in annual base rates, which was followed by the Company submitting a Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. In March 2025, the Phase II was approved, including an additional $0.9 million in revenue requirement, for a total cumulative increase of $3.5 million. A final order was issued in April 2025 and included approval of the consolidation of the operations and the assets of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity, which was renamed and operates as Chesapeake Utilities of Maryland, Inc.

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

FCG Natural Gas Rate Case: In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC approved a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Florida PSC also approved FCG's proposed RSAM with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. The Florida OPC filed a notice of appeal with the Florida Supreme Court in July 2023; however, in June 2026, the Florida Supreme court ruled against the Florida OPC on all contested matters.
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

Florida City Gas Rate Case: In April 2026, FCG filed a petition with the Florida PSC. In connection with the application, we are seeking approval of the following: (i) interim rate relief of approximately $16.2 million, subject to refund, pending the outcome of the rate case proceeding; (ii) general base rate increase of $46.9 million with a ROE of 11.25 percent based on a 2027 projected test year; (iii) reclassification of approximately $16.4 million in the existing SAFE program revenues from surcharge recovery to base rates; (iv) authorization to retain the unamortized portion of the previously approved acquisition adjustment; and (v) further implementation of the advanced metering infrastructure (“AMI”). In July 2026, interim rates of $16.2 million on an annualized basis were approved by the Florida PSC with rates effective as of July 20, 2026, subject to refund pending the final outcome of the rate case proceeding. The discovery process has commenced, and the hearing for the proceeding is scheduled for late September 2026. The ultimate outcome of the application is subject to review and approval by the Florida PSC.

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

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. Conversions of the community gas systems commenced in the second quarter of 2024 and were completed in May 2026.

East Coast Reinforcement Projects: In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will provide additional supply to coastal communities on the East Coast of Florida, which are experiencing significant population growth. Peninsula Pipeline proposed several pipeline extensions to support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. New Smyrna Beach was placed into service during May 2025 and construction is projected to be complete for Boynton Beach in the third quarter of 2026.

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

St. Cloud Project Amendment: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to its Transportation Service Agreement with FPU for a project that will support additional supply to communities in the St. Cloud, Florida area. The project is driven by the need to expand gas service to future communities that are expected in that area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the expected new growth. The expansion will provide FPU with an additional 10,000 Dts/d. The Florida PSC approved the project in May 2024, and it is expected to be complete in the third quarter of 2026.

Miami Inner Loop Pipeline Projects: In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance the infrastructure in Miami-Dade County. The proposed expansion consists of the development of several pipeline projects to support growth and FCG's distribution system in the area, as well as enhance FCG's access to gas from various points in the Miami-Dade County area. The expansion was approved in February 2025 and interim services began in August 2025 with permanent facilities expected to be in service by the second half of 2026.

Florida Energy Pathway Project: In July 2026, the Company announced the Florida Energy Pathway ("FEP"), an intrastate natural gas transportation project to be developed, constructed and operated by Peninsula Pipeline. The project is currently contemplated as a 24-inch pipeline extending from Palm Beach County to Miami-Dade County and is intended to increase natural gas transportation capacity, enhance system reliability and support continued residential and commercial growth in south Florida. The Company has secured firm transportation commitments totaling approximately 250,000 Dts/d from multiple investment-grade shippers and continues to solicit additional binding commitments. Total project investment is currently estimated at approximately $1.2 billion, subject to final engineering, design, permitting, regulatory approvals, and other development activities. Subject to the satisfaction of these conditions and final commissioning, the project is anticipated to be in service in 2030. The Company is evaluating financing alternatives, including the potential participation of one or more third parties that may collectively own up to 49 percent of the project.

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
In June 2025, Eastern Shore filed a limited amended application with the FERC requesting revised initial transportation rates for the project. The revised rates reflected increased capital costs associated with unanticipated changes in global markets and supply chains, including the availability of skilled laborers with the requisite certifications to work on this project. Eastern Shore requested expedited action by the FERC in relation to this matter and an approved order was issued in July 2025. Construction commenced shortly after approval and is well underway. The weather during the first quarter of 2026 resulted in several brief slowdowns which had a cumulative impact on the overall timeline. Project construction and commissioning are expected to be complete in the latter part of the year with the FERC in-service approval process to immediately follow. The Company expects to receive full approval for in-service of the facility by the beginning of 2027.
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
Capital Cost Surcharge: In December 2025, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC approved the surcharge as filed in December 2025. The combined revised surcharge became effective January 1, 2026.
In March 2026, Eastern Shore submitted an annual true-up filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with a PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. There was a slight decrease to the revenue requirement of the currently effective surcharge as a result of the true-up. The FERC approved the surcharge as filed effective April 1, 2026.
TCJA

In connection with the TCJA, which was signed into law in December 2017, customer rates for our regulated businesses were adjusted as approved by the regulators. Regulatory liabilities related to accumulated deferred income taxes (“ADIT”) associated with the TCJA amounted to $82.8 million and $83.4 million at June 30, 2026 and December 31, 2025, respectively. With the exception of the ADIT balance of $34.2 million attributable to Eastern Shore, such amounts are being amortized in accordance with approvals received from the Delaware, Maryland, and Florida PSCs in 2018 and 2019. The ADIT balance attributable to Eastern Shore will be addressed in its next rate case filing.

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
As of June 30, 2026 and December 31, 2025, we had approximately $3.4 million and $3.1 million, respectively, in environmental liabilities related to the former MGP sites, and related regulatory assets of approximately $0.2 million at the respective balance sheet dates for future recovery of environmental costs from customers.
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
Remediation is ongoing for the MGPs in Winter Haven and Key West, Florida and in Seaford, Delaware. The estimated clean-up costs for these three sites are not expected to be material. The Environmental Protection Agency has approved a "site-wide ready for anticipated use" status for the Sanford, Florida MGP site, which is the final step before delisting a site. The remaining remediation expenses for the Sanford MGP site are not material.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this standard, it must provide an Adequate Assurance of Performance which can include an irrevocable letter of credit, a prepayment, a security interest in an asset or a performance bond or guaranty. As of June 30, 2026, FPU was in compliance with all of the requirements of its supply contracts.
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

Corporate Guarantees
The BOD has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2026 was $67.0 million. The aggregate amount guaranteed related to our subsidiaries at June 30, 2026 was $45.2 million with the guarantees expiring on various dates through May 2027. In addition, the BOD has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at June 30, 2026 was $19.1 million.
As of June 30, 2026, we have issued letters of credit totaling $4.8 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through April 2027 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.
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

The following tables present information about our reportable segments:

	Three Months Ended June 30,
	2026				2025
(in millions)	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$163.7	$38.1	$0.1	$201.9	$151.4	$41.4	$—	$192.8
Intersegment revenues (2)	0.6	7.1	(7.7)	—	0.4	6.5	(6.9)	—
	164.3	45.2	(7.6)	201.9	151.8	47.9	(6.9)	192.8
Less:
Natural gas, propane and electric costs	39.6	19.8	(7.7)	51.7	34.1	22.9	(7.0)	50.0
Operations and maintenance expenses	43.8	21.0	(0.1)	64.7	40.7	20.2	—	60.9
Depreciation and amortization	17.3	5.6	—	22.9	16.8	5.1	—	21.9
Other segment items (3)	8.4	1.3	—	9.7	8.4	1.2	0.1	9.7
Operating income	$55.2	$(2.5)	$0.2	52.9	$51.8	$(1.5)	$—	50.3
Other income, net				0.5				0.4
Interest charges				18.4				17.8
Income before income taxes				35.0				32.9
Income taxes				9.6				9.0
Net income				$25.4				$23.9

Capital expenditures	$113.7	$8.6	$17.4	$139.7	$91.5	$7.7	$0.7	$99.9
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

	Six Months Ended June 30,
	2026				2025
(in millions)	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total	Regulated	Unregulated	Other Businesses and Eliminations (1)	Total
Operating revenues, unaffiliated customers	$412.4	$142.6	$—	$555.0	$350.6	$140.9	$—	$491.5
Intersegment revenues (2)	1.2	16.3	(17.5)	—	0.8	13.7	(14.5)	—
	413.6	158.9	(17.5)	555.0	351.4	154.6	(14.5)	491.5
Less:
Natural gas, propane and electric costs	141.2	74.9	(17.5)	198.6	105.6	75.1	(14.4)	166.3
Operations and maintenance expenses	95.7	44.5	(0.2)	140.0	82.4	42.0	(0.1)	124.3
Depreciation and amortization	33.4	11.0	—	44.4	34.4	10.0	—	44.4
Other segment items (3)	16.9	2.8	—	19.7	16.7	2.7	—	19.4
Segment operating income	$126.4	$25.7	$0.2	$152.3	$112.3	$24.8	$—	$137.1
Other income, net				0.5				1.0
Interest charges				37.1				35.9
Income before income taxes				115.7				102.2
Income taxes				31.0				27.4
Net Income				$84.7				$74.8

Capital expenditures	$207.8	$22.1	$31.7	$261.6	$187.6	$22.5	$2.7	$212.8
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

(in millions)	June 30, 2026	December 31, 2025
Identifiable Assets
Regulated Energy segment	$3,587.3	$3,425.3
Unregulated Energy segment	477.6	495.0
Other businesses and eliminations	108.9	74.5
Total identifiable assets	$4,173.8	$3,994.8

9.    Stockholders' Equity
Common Stock Issuances

We maintain effective shelf registration statements with the SEC for the issuance of common stock in various types of equity offerings, including pursuant to our DRIP/DSPP and ATM program. Depending on our capital needs and subject to market conditions, we may issue additional shares under the direct stock purchase component of the DRIP/DSPP in addition to other possible debt and equity offerings. In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million, subject to an effective shelf registration statement. For the six months ended June 30, 2026 and 2025, we received net proceeds of $16.8 million and $61.2 million, respectively, associated with shares issued under the DRIP/DSPP as well as shares issued under our ATM program.

Accumulated Other Comprehensive Loss

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balances of accumulated other comprehensive income (loss) components for the six months ended June 30, 2026 and 2025. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contract	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in millions)
As of December 31, 2025	$(1.7)	$(0.5)	$(0.5)	$(2.7)
Other comprehensive income (loss) before reclassifications	—	0.6	0.5	1.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	—	(0.1)
Net current-period other comprehensive loss	—	0.5	0.5	1.0
As of June 30, 2026	$(1.7)	$—	$—	$(1.7)

As of December 31, 2024	$(2.1)	$0.4	$—	$(1.7)
Other comprehensive income (loss) before reclassifications	—	0.4	(0.7)	(0.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.6)	(0.2)	(0.8)
Net prior-period other comprehensive income (loss)	—	(0.2)	(0.9)	(1.1)
As of June 30, 2025	$(2.1)	$0.2	$(0.9)	$(2.8)

Deferred gains or losses for our commodity contract and interest rate swap cash flow hedges are recognized in earnings upon settlement and are included in the effects of gains and losses from derivative instruments. See Note 12, Derivative Instruments, for additional information. Amortization of the net loss related to the defined benefit pension plan and postretirement plans is included in the computation of net periodic cost (benefits). See Note 10, Employee Benefit Plans, for additional information.

10.    Employee Benefit Plans
Net periodic costs for our pension and postretirement benefit plans, including amounts reclassified from accumulated other comprehensive income (loss) and regulatory assets, were not material for the three and six months ended June 30, 2026 and 2025.

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
During the three and six months ended June 30, 2026, there were no material contributions to our pension and postretirement plans and we do not expect to contribute to our pension and postretirement plans during 2026. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. The Company has committed to terminating its FPU pension plan and is actively evaluating alternatives to settle the plan's obligations. As a result, the investment strategy of the plan was adjusted in January 2026 to emphasize capital preservation and asset/liability matching.

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
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the condensed consolidated balance sheets, had a fair value of $18.7 million and $17.2 million at June 30, 2026 and December 31, 2025, respectively. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
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
The table below presents the amounts included in net income related to share-based compensation expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(in millions)
Awards to key employees	$0.5	$2.1	$3.8	$4.2
Awards to non-employee directors	0.2	0.2	0.4	0.4
Total compensation expense	0.7	2.3	4.2	4.6
Less: tax benefit	(0.2)	(0.6)	(1.1)	(1.2)
Share-based compensation amounts included in net income	$0.5	$1.7	$3.1	$3.4
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
The table below presents the summary of the stock activity for awards to key employees for the six months ended June 30, 2026:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value/Share
Outstanding—December 31, 2025	290	$115.63
Granted	124	$130.41
Vested	(67)	$125.90
Expired	(11)	$121.68
Forfeited	(14)	$115.19
Outstanding—June 30, 2026	322	$118.77
During the six months ended June 30, 2026, we granted awards of 124 thousand shares of common stock to officers and key employees under the SICP. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2028.
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

At June 30, 2026, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $39.4 million. At June 30, 2026, there was approximately $7.6 million of unrecognized compensation cost related to these awards, which will be recognized through 2028.

Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.
Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Stockholders. Accordingly, our directors that served on the BOD as of May 2026 or were appointed during 2026 each received approximately 1 thousand shares of common stock, respectively, with a weighted average fair value of $125.83 per share.
At June 30, 2026, there was $0.8 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2027.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of June 30, 2026, our natural gas and electric distribution operations did not have any outstanding derivative contracts. We do not have any derivative contracts with a credit-risk related contingency.

Volume of Derivative Activity
As of June 30, 2026, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	10.4	Cash flow hedges	September 2028

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in July 2026 through September 2028) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. The amount of unrealized gains (losses) that we expect to reclassify from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the 12-month period ended June 30, 2027 is not material.

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

Broker Margin
Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the condensed consolidated balance sheets which had a balance of $2.3 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.

Financial Statements Presentation
The fair values of our derivative assets and liabilities recorded in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, as well as the effects of gains and losses from these derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025, were not material.

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

		Fair Value Measurements Using:
As of June 30, 2026	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—guaranteed income fund	$0.9	$—	$—	$0.9
Investments—mutual funds and other	17.8	17.8	—	—
Total investments	18.7	17.8	—	0.9
Derivative assets	0.3	—	0.3	—
Total assets	$19.0	$17.8	$0.3	$0.9
Liabilities:
Derivative liabilities	$0.4	$—	$0.4	$—

		Fair Value Measurements Using:
As of December 31, 2025	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in millions)
Assets:
Investments—guaranteed income fund	$0.9	$—	$—	$0.9
Investments—mutual funds and other	16.3	16.3	—	—
Total assets	$17.2	$16.3	$—	$0.9
Liabilities:
Derivative liabilities	$1.4	$—	$1.4	$—

The changes in the fair value of Level 3 investments for the six months ended June 30, 2026 and 2025 were not material. Investment income from the Level 3 investments is reflected in other income, net in the condensed consolidated statements of income.

At June 30, 2026, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.

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

At June 30, 2026 and December 31, 2025, long-term debt, which includes current maturities but excludes debt issuance costs, had both a carrying value and estimated fair value of approximately $1.5 billion. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in millions)	2026	2025
Uncollateralized Senior Notes:
5.68% notes, due June 2026	$—	$2.9
6.39% notes, due December 2026	100.0	100.0
6.44% notes, due December 2027	100.0	100.0
6.43% notes, due May 2028	1.4	2.1
4.88% notes, due August 2028	60.0	60.0
3.73% notes, due December 2028	6.0	6.0
6.45% notes, due December 2028	100.0	100.0
3.88% notes, due May 2029	15.0	20.0
5.20% notes, due November 2029	100.0	100.0
5.02% notes, due September 2030	50.0	50.0
6.62% notes, due December 2030	100.0	100.0
5.16% notes, due August 2031	90.0	90.0
3.25% notes, due April 2032	42.0	45.5
6.71% notes, due December 2033	100.0	100.0
2.98% notes, due December 2034	63.0	63.0
3.00% notes, due July 2035	50.0	50.0
2.96% notes, due August 2035	40.0	40.0
2.49% notes, due January 2037	50.0	50.0
5.43% notes, due March 2038	80.0	80.0
3.48% notes, due May 2038	50.0	50.0
3.58% notes, due November 2038	50.0	50.0
6.73% notes, due December 2038	50.0	50.0
3.98% notes, due August 2039	100.0	100.0
2.95% notes, due March 2042	50.0	50.0
Equipment security note
2.46% note, due September 2031	5.3	5.8
Less: debt issuance costs	(3.1)	(3.6)
Total long-term debt	1,449.6	1,461.7
Less: current maturities	(131.7)	(134.6)
Total long-term debt, net of current maturities	$1,317.9	$1,327.1

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

Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, however neither of such lenders have any obligation to purchase debt thereunder. We amended these agreements with Prudential and MetLife in February 2026 and June 2025, respectively, to expand the total borrowing capacity and extend the term of the agreements. At June 30, 2026, a total of $347.5 million of borrowing capacity was available under these agreements with terms that extend through February 2029 and June 2030, respectively.

15.    Short-Term Borrowings
As of June 30, 2026, we were authorized by our BOD to borrow up to $450.0 million of short-term debt, as required. At June 30, 2026 and December 31, 2025, we had $238.1 million and $158.0 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 4.61 percent and 4.73 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at June 30, 2026.

In August 2026, we amended and restated our revolving credit agreement, which increased the total borrowing capacity under the Revolver to $650.0 million, including $250.0 million available under a 364-day tranche and $400.0 million available under a five-year tranche which expires in August 2031. Both tranches include three one-year extension options which would extend the 364-day tranche through August 2030 and the five-year tranche through August 2034 if exercised consecutively. All other key terms and conditions of the agreement remain substantially the same. We may also request increases under the Revolver of up to $50.0 million under the 364-day tranche and up to $100.0 million under the five-year tranche, with the lenders having sole discretion of whether to approve each requested increase. Borrowings under both tranches of the Revolver continue to be subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. The 364-day tranche continues to bear interest (i) based upon the SOFR plus an applicable margin of 1.10 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. The five-year tranche continues to bear interest (i) based upon the SOFR plus an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion.

We also utilize interest rate swaps to manage rate risk under our Revolver. For additional information on interest rate swaps, including swaps currently in place related to our short-term borrowings, see Note 12, Derivative Instruments.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2026, we were in compliance with this covenant.

Our total available credit under the Revolver at June 30, 2026 was $207.1 million. As of June 30, 2026, we had issued $4.8 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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
Recent Developments
In July 2026, the Company announced the Florida Energy Pathway ("FEP"), an intrastate natural gas transportation project to be developed, constructed and operated by Peninsula Pipeline. The project is currently contemplated as a 24-inch pipeline extending from Palm Beach County to Miami-Dade County and is intended to increase natural gas transportation capacity, enhance system reliability and support continued residential and commercial growth in south Florida. The Company has secured firm transportation commitments totaling approximately 250,000 Dts/d from multiple investment-grade shippers and continues to solicit additional binding commitments. Total project investment is currently estimated at approximately $1.2 billion, subject to final engineering, design, permitting, regulatory approvals, and other development activities. Subject to the satisfaction of these conditions and final commissioning, the project is anticipated to be in service in 2030. The Company is evaluating financing alternatives, including the potential participation of one or more third parties that may collectively own up to 49 percent of the project.
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

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the three and six months ended June 30, 2026 and 2025:

Adjusted Gross Margin

	Three Months Ended June 30, 2026
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$164.3	$45.2	$(7.6)	$201.9
Cost of Sales:
Natural gas, propane and electric costs	(39.6)	(19.8)	7.7	(51.7)
Depreciation & amortization	(17.3)	(5.6)	—	(22.9)
Operations & maintenance expenses (1)	(15.5)	(10.4)	—	(25.9)
Gross Margin (GAAP)	91.9	9.4	0.1	101.4
Operations & maintenance expenses (1)	15.5	10.4	—	25.9
Depreciation & amortization	17.3	5.6	—	22.9
Adjusted Gross Margin (Non-GAAP)	$124.7	$25.4	$0.1	$150.2

	Three Months Ended June 30, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$151.8	$47.9	$(6.9)	$192.8
Cost of Sales:
Natural gas, propane and electric costs	(34.1)	(22.9)	7.0	(50.0)
Depreciation & amortization	(16.8)	(5.1)	—	(21.9)
Operations & maintenance expenses (1)	(14.6)	(9.8)	0.4	(24.0)
Gross Margin (GAAP)	86.3	10.1	0.5	96.9
Operations & maintenance expenses (1)	14.6	9.8	(0.4)	24.0
Depreciation & amortization	16.8	5.1	—	21.9
Adjusted Gross Margin (Non-GAAP)	$117.7	$25.0	$0.1	$142.8

	For the Six Months Ended June 30, 2026
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$413.6	$158.9	$(17.5)	$555.0
Cost of Sales:
Natural gas, propane and electric costs	(141.2)	(74.9)	17.5	(198.6)
Depreciation & amortization	(33.4)	(11.0)	—	(44.4)
Operations & maintenance expenses (1)	(32.2)	(21.3)	0.1	(53.4)
Gross Margin (GAAP)	206.8	51.7	0.1	258.6
Operations & maintenance expenses (1)	32.2	21.3	(0.1)	53.4
Depreciation & amortization	33.4	11.0	—	44.4
Adjusted Gross Margin (Non-GAAP)	$272.4	$84.0	$—	$356.4

	For the Six Months Ended June 30, 2025
(in millions)	Regulated Energy	Unregulated Energy	Other Businesses and Eliminations	Total
Operating Revenues	$351.4	$154.6	$(14.5)	$491.5
Cost of Sales:
Natural gas, propane and electric costs	(105.6)	(75.1)	14.4	(166.3)
Depreciation & amortization	(34.4)	(10.0)	—	(44.4)
Operations & maintenance expenses (1)	(27.9)	(19.5)	0.7	(46.7)
Gross Margin (GAAP)	183.5	50.0	0.6	234.1
Operations & maintenance expenses (1)	27.9	19.5	(0.7)	46.7
Depreciation & amortization	34.4	10.0	—	44.4
Adjusted Gross Margin (Non-GAAP)	$245.8	$79.5	$(0.1)	$325.2
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

2026 to 2025 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended June 30, 2026 was $91.9 million, an increase of $5.6 million, or 6.5 percent, compared to the same period in 2025. The increase in gross margin largely reflects incremental margin attributable to pipeline expansion projects, organic growth in our natural gas distribution businesses and regulatory infrastructure programs.

Gross Margin (GAAP) for the Regulated Energy segment for the six months ended June 30, 2026 was $206.8 million, an increase of $23.3 million, or 12.7 percent, compared to the same period in 2025. The increase in gross margin largely reflects incremental margin attributable to pipeline expansion projects, regulatory initiatives and infrastructure programs, and organic growth in our natural gas distribution businesses.

2026 to 2025 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended June 30, 2026 was $9.4 million, a slight decrease compared to the same period in 2025. The decrease in gross margin was primarily attributable to lower volumes associated with our CNG, RNG and LNG transportation and hold services partially offset by improved margins from our propane distribution business.

Gross Margin (GAAP) for the Unregulated Energy segment for the six months ended June 30, 2026 was $51.7 million, an increase of $1.7 million, or 3.4 percent, compared to the same period in 2025. The increase in gross margin was primarily attributable to improved margins from our propane distribution business and increased performance from Aspire Energy, partially offset by lower total margins associated with our CNG, RNG and LNG transportation and hold services.

Adjusted Net Income and Adjusted EPS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, shares in thousands (except per share data))	2026	2025	2026	2025
Net Income (GAAP)	$25.4	$23.9	$84.7	$74.8
FCG transaction and transition-related expenses, net (1)	—	0.4	—	0.6
Adjusted Net Income (Non-GAAP)	$25.4	$24.3	$84.7	$75.4

Weighted average common shares outstanding - diluted	24,174	23,402	24,115	23,223

Earnings Per Share - Diluted (GAAP)	$1.05	$1.02	$3.51	$3.22
FCG transaction and transition-related expenses, net (1)	—	0.02	—	0.03
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$1.05	$1.04	$3.51	$3.25
(1) Transaction and transition-related expenses represent non-recurring costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding, and legal fees.

2026 to 2025 Net Income (GAAP) Variance
Net income (GAAP) for the quarter ended June 30, 2026 was $25.4 million, or $1.05 per share, compared to $23.9 million, or $1.02 per share, for the same quarter of 2025. Net income for the three months ended June 30, 2025 included $0.4 million of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $1.1 million or 4.5 percent compared to the prior-year period.
Net income (GAAP) for the six months ended June 30, 2026 was $84.7 million, or $3.51 per share, compared to $74.8 million, or $3.22 per share, for the same period of 2025. Net income for the six months ended June 30, 2025 included $0.6 million of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $9.3 million or 12.3 percent compared to the prior-year period.

Results of Operations for the Three and Six Months Ended June 30, 2026

Our adjusted net income for the three months ended June 30, 2026 was $25.4 million, or $1.05 per share, compared to $24.3 million, or $1.04 per share, for the same quarter in 2025. Operating income for the second quarter of 2026 was $52.9 million, an increase of $2.6 million compared to the same period in 2025. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $2.1 million or 4.1 percent compared to the prior-year period. The increase in adjusted gross margin in the second quarter of 2026 was primarily driven by incremental margin from pipeline expansion projects, regulatory infrastructure programs, natural gas organic growth, and improved margins from our propane distribution business. These factors were partially offset by decreased customer consumption, lower total margins associated with our CNG, RNG and LNG transportation and hold services, and increased operating expenses compared to the prior-year period. Higher operating expenses were largely driven by increased depreciation, amortization and property taxes, payroll, benefits and other employee-related expenses, credit, collections and customer service costs, and higher facilities, maintenance costs and outside services compared to the prior-year period. Depreciation, amortization and property taxes increased during the current period attributable to growth partially offset by the impact of the FCG depreciation study and the absence of a regulatory item compared to the prior-year period. Current period margin and expenses include offsetting reductions in both adjusted gross margin and depreciation and amortization expense related to the absence of recovered costs associated with Hurricane Michael.

	Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)
(in millions, except shares (thousands) and per share data)
Adjusted Gross Margin
Regulated Energy segment	$124.7	$117.7	$7.0
Unregulated Energy segment	25.4	25.0	0.4
Other Businesses and Eliminations	0.1	0.1	—
Total Adjusted Gross Margin	$150.2	$142.8	$7.4

Operating Income (Loss)
Regulated Energy segment	$55.2	$51.8	$3.4
Unregulated Energy segment	(2.5)	(1.5)	(1.0)
Other Businesses and Eliminations	0.2	—	0.2
Total Operating Income	52.9	50.3	2.6
Other income, net	0.5	0.4	0.1
Interest charges	18.4	17.8	0.6
Income Before Income Taxes	35.0	32.9	2.1
Income taxes	9.6	9.0	0.6
Net Income	$25.4	$23.9	$1.5

Weighted Average Common Shares Outstanding:
Basic	24,056	23,307	749
Diluted	24,174	23,402	772

Earnings Per Share of Common Stock
Basic	$1.06	$1.03	$0.03
Diluted	$1.05	$1.02	$0.03

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$25.4	$23.9	$1.5
FCG transaction and transition-related expenses, net (1)	—	0.4	(0.4)
Adjusted Net Income (Non-GAAP)	$25.4	$24.3	$1.1

Earnings Per Share - Diluted (GAAP)	$1.05	$1.02	$0.03
FCG transaction and transition-related expenses, net (1)	—	0.02	(0.02)
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$1.05	$1.04	$0.01
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the second quarter of 2025 and 2026 included:

(in millions, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Three Months Ended June 30, 2025 Adjusted Results (1)	$33.3	$24.3	$1.04

Change in Adjusted Gross Margins:
Natural gas transmission service expansions, including interim services (2)	4.9	3.6	0.15
Contributions from regulated infrastructure programs (2)	3.2	2.4	0.10
Natural gas growth including conversions (excluding service expansions)	2.0	1.4	0.06
Increased propane margins and service fees	1.5	1.1	0.05
Increased Aspire Energy performance - rate changes and gathering fees	0.4	0.3	0.01
Change in off-system natural gas capacity sales	0.3	0.2	—
Decreased CNG/RNG/LNG services	(1.0)	(1.0)	(0.04)
Absence of recovered costs associated with Hurricane Michael (3)	(1.9)	(1.4)	(0.06)
Changes in customer consumption	(2.7)	(2.0)	(0.08)
	6.7	4.6	0.19

Change in Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Depreciation, amortization and property taxes	(3.5)	(2.6)	(0.11)
Credit, collections and customer service costs	(1.3)	(0.9)	(0.04)
Payroll, benefits and other employee-related expenses	(1.2)	(0.8)	(0.03)
Facilities expenses, maintenance costs and outside services	(0.6)	(0.5)	(0.02)
Vehicle expenses	(0.5)	(0.3)	(0.02)
Insurance-related costs	(0.4)	(0.2)	(0.01)
Absence of amortization of costs associated with Hurricane Michael recovery (3)	1.9	1.3	0.06
	(5.6)	(4.0)	(0.17)

Interest charges	(0.6)	(0.4)	(0.02)
Increase in shares outstanding due to 2025 and 2026 equity offerings (4)	—	—	(0.03)
Net other changes	1.2	0.9	0.04
	0.6	0.5	(0.01)
Three Months Ended June 30, 2026 Adjusted Results (1)	$35.0	$25.4	$1.05

(1) Transaction and transition-related expenses attributable to the acquisition and integration of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See reconciliations above for a detailed comparison to the related GAAP measures.
(2) Refer to the Major Projects and Initiatives table for additional information.
(3) The current period includes offsetting reductions in both adjusted gross margin and depreciation and amortization expense related to the absence of recovered costs associated with Hurricane Michael.
(4) Reflects the impact of approximately 0.6 million common shares issued under the DRIP/DSPP and ATM program.

Operational Highlights
Our adjusted net income for the six months ended June 30, 2026 was $84.7 million, or $3.51 per share, compared to $75.4 million, or $3.25 per share, for the same period in 2025. Operating income for the first six months of 2026 was $152.3 million, an increase of $15.2 million compared to the same period in 2025. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $14.4 million or 10.4 percent compared to the prior-year period. The increase in adjusted gross margin in the first half of 2026 was primarily driven by incremental margin from regulatory initiatives and infrastructure programs, pipeline expansion projects and natural gas organic growth, improved performance from Aspire Energy and our propane distribution business, and increased customer consumption compared to the prior-year period. These factors were partially offset by lower total margins associated with our CNG, RNG and LNG transportation and hold services and higher operating expenses compared to the prior-year period. The increase in operating expenses was primarily attributable to higher payroll, benefits and other employee-related expenses, depreciation, amortization and property taxes, facilities, maintenance costs and outside services, and increased credit, collections and customer service costs compared to the prior-year period. Depreciation, amortization and property taxes increased during the current period attributable to growth partially offset by the impact of the FCG depreciation study and the absence of a regulatory item compared to the prior-year period. Current period margin and expenses include offsetting reductions in both adjusted gross margin and depreciation and amortization expense related to the absence of recovered costs associated with Hurricane Michael.

	Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)
(in millions, except shares (thousands) and per share data)
Adjusted Gross Margin
Regulated Energy segment	$272.4	$245.8	$26.6
Unregulated Energy segment	84.0	79.5	4.5
Other Businesses and Eliminations	—	(0.1)	0.1
Total Adjusted Gross Margin	$356.4	$325.2	$31.2

Operating Income
Regulated Energy segment	$126.4	$112.3	$14.1
Unregulated Energy segment	25.7	24.8	0.9
Other Businesses and Eliminations	0.2	—	0.2
Total Operating Income	152.3	137.1	15.2
Other income, net	0.5	1.0	(0.5)
Interest charges	37.1	35.9	1.2
Income Before Income Taxes	115.7	102.2	13.5
Income taxes	31.0	27.4	3.6
Net Income	$84.7	$74.8	$9.9

Weighted Average Common Shares Outstanding:
Basic	23,997	23,133	864
Diluted	24,115	23,223	892

Earnings Per Share of Common Stock
Basic	$3.53	$3.23	$0.30
Diluted	$3.51	$3.22	$0.29

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$84.7	$74.8	$9.9
FCG transaction and transition-related expenses, net (1)	—	0.6	(0.6)
Adjusted Net Income (Non-GAAP)	$84.7	$75.4	$9.3

Earnings Per Share - Diluted (GAAP)	$3.51	$3.22	$0.29
FCG transaction and transition-related expenses, net (1)	—	0.03	(0.03)
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$3.51	$3.25	$0.26
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the six months ended June 30, 2025 and June 30, 2026 included:

(in millions, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Six months ended June 30, 2025 Adjusted Results (1)	$103.0	$75.4	$3.25

Change in Adjusted Gross Margins:
Natural gas transmission service expansions, including interim services (2)	11.8	8.7	0.36
Contributions from regulated infrastructure programs (2)	8.7	6.4	0.27
Natural gas growth including conversions (excluding service expansions)	4.0	2.9	0.12
Rate changes associated with recent rate case activities (2)	4.1	3.0	0.13
Increased propane margins and service fees	1.8	1.3	0.05
Increased Aspire Energy performance - rate changes and gathering fees	1.8	1.3	0.05
Changes in customer consumption	1.8	1.3	0.06
Change in off-system natural gas capacity sales	1.4	1.0	0.04
Decreased CNG/RNG/LNG services	(1.2)	(0.9)	(0.04)
Absence of recovered costs associated with Hurricane Michael (3)	(3.9)	(2.8)	(0.12)
	30.3	22.2	0.92

Change in Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Payroll, benefits and other employee-related expenses	(7.8)	(5.7)	(0.24)
Depreciation, amortization and property taxes	(5.0)	(3.7)	(0.15)
Facilities expenses, maintenance costs and outside services	(3.7)	(2.7)	(0.11)
Credit, collections and customer service costs	(2.7)	(2.0)	(0.08)
Insurance-related costs	(0.6)	(0.4)	(0.02)
Vehicle expenses	(0.6)	(0.4)	(0.02)
Absence of amortization of costs associated with Hurricane Michael recovery (3)	3.9	2.8	0.12
	(16.5)	(12.1)	(0.50)

Interest charges	(1.2)	(0.8)	(0.04)
Increase in shares outstanding due to 2025 and 2026 equity offerings (4)	—	—	(0.12)
Net other changes	0.1	—	—
	(1.1)	(0.8)	(0.16)
Six months ended June 30, 2026 Adjusted Results (1)	$115.7	$84.7	$3.51

(1) Transaction and transition-related expenses attributable to the acquisition and integration of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See reconciliations above for a detailed comparison to the related GAAP measures.
(2) Refer to the Major Projects and Initiatives table for additional information.
(3) The current period includes offsetting reductions in both adjusted gross margin and depreciation and amortization expense related to the absence of recovered costs associated with Hurricane Michael.
(4) Reflects the impact of approximately 0.6 million common shares issued under the DRIP/DSPP and ATM program.

Summary of Key Factors
Major Projects and Initiatives (ongoing and recently completed)
We continuously pursue and develop additional projects and regulatory initiatives to serve existing and new customers, further grow our businesses and earnings, and increase shareholder value. The following table includes all major projects and initiatives that are currently underway or recently completed. Our practice is to add incremental margin associated with new projects and regulatory initiatives to this table once negotiations or details are substantially final and/or the associated earnings can be estimated. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year.

	Adjusted Gross Margin
	Three Months Ended		Six Months Ended		Year Ended	Estimate for
	June 30,		June 30,		December 31,	Fiscal
(in millions)	2026	2025	2026	2025	2025	2026	2027
Pipeline Expansions:
St. Cloud / Twin Lakes Expansion	$1.0	$0.8	$2.0	$0.9	$2.9	$3.8	$3.8
Wildlight	1.1	0.5	2.2	1.0	2.6	4.3	4.3
Worcester Resiliency Upgrade	0.4	—	0.8	—	0.3	1.5	17.1
Boynton Beach	0.9	0.9	1.8	1.4	3.0	3.4	3.4
New Smyrna Beach	0.6	0.3	1.2	0.3	1.6	2.6	2.6
Central Florida Reinforcement	1.1	0.3	2.2	0.6	2.6	4.3	4.3
Renewable Natural Gas Supply Projects	1.2	0.5	2.5	0.5	2.5	5.4	6.4
Miami Inner Loop	1.9	—	3.8	—	2.8	7.6	7.6
Duncan Plains	—	—	—	—	—	—	1.1
Total Pipeline Expansions	8.2	3.3	16.5	4.7	18.3	32.9	50.6

Regulatory Initiatives:

Florida GUARD program	2.6	1.7	5.0	3.2	7.1	10.9	13.0
FCG SAFE Program	2.9	2.2	5.7	3.9	8.4	12.7	16.4
Capital Cost Surcharge Programs	2.3	1.4	4.6	2.9	5.7	9.0	10.1
Electric Storm Protection Plan	1.8	1.5	5.1	2.6	6.4	9.7	10.4
Florida Mandatory Relocates	0.4	—	0.9	—	—	1.5	1.5
Total Infrastructure	10.0	6.8	21.3	12.6	27.6	43.8	51.4

Maryland Rate Case (1)	0.7	0.6	2.0	0.6	1.5	3.5	3.5
Delaware Rate Case (1)	1.3	1.4	3.4	2.2	4.7	6.1	6.1
Electric Rate Case (1)	2.1	2.1	4.3	2.8	7.3	8.6	9.1
Florida City Gas Rate Case	—	—	—	—	—	TBD	TBD
Total Rate Case	4.1	4.1	9.7	5.6	13.5	18.2	18.7
Total Regulatory Initiatives	14.1	10.9	31.0	18.2	41.1	62.0	70.1

Total	$22.3	$14.2	$47.5	$22.9	$59.4	$94.9	$120.7

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

In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to its Transportation Service Agreement with FPU for a project that will support additional supply to communities in the St. Cloud, Florida area. The project is driven by the need to expand gas service to future communities that are expected in that area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the expected new growth. The expansion will provide FPU with an additional 10,000 Dts/d. The Florida PSC approved the project in May 2024, and it is expected to be complete in the third quarter of 2026. For the three and six months ended June 30, 2026, these projects generated incremental adjusted gross margin of $0.2 million and $1.1 million, respectively. We expect this expansion to generate approximately $3.2 million in 2026 and annually thereafter.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The petition was approved by the Florida PSC in November 2022. The various phases of the project commenced in the first quarter of 2023, and construction was completed in 2025. The project generated incremental adjusted gross margin of $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2026 and is expected to contribute adjusted gross margin of approximately $4.3 million in 2026 and annually thereafter.

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

In June 2025, Eastern Shore filed a limited amended application with the FERC requesting revised initial transportation rates for the project. The revised rates reflected increased capital costs associated with unanticipated changes in global markets and supply chains, including the availability of skilled laborers with the requisite certifications to work on this project. Eastern Shore requested expedited action by the FERC in relation to this matter and an approved order was issued in July 2025. Construction commenced shortly after approval and is well underway. The weather during the first quarter of 2026 resulted in several brief slowdowns which had a cumulative impact on the overall timeline. Project construction and commissioning are expected to be complete in the latter part of the year with the FERC approval process to immediately follow. The Company expects to receive full approval for in-service of the facility by the beginning of 2027. The project generated adjusted gross margin of $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2026. The project is expected to contribute adjusted gross margin of approximately $1.5 million in 2026 and $17.1 million in 2027 and annually thereafter.

East Coast Reinforcement Projects (Boynton Beach and New Smyrna Beach)
In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that have experienced an increase in population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. New Smyrna Beach was placed into service during May 2025 and construction is projected to be complete for Boynton Beach in the third quarter of 2026. The projects generated incremental adjusted gross margin of $0.3 million and $1.3 million, respectively, for the three and six months ended June 30, 2026, and are expected to contribute adjusted gross margin of approximately $6.0 million in 2026 and annually thereafter.

Central Florida Reinforcement Projects (Plant City and Lake Mattie)
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline's extensions support FPU’s distribution system around the Plant City and Lake Mattie area's of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in March 2024. The Plant City project was completed in the fourth quarter of 2024, and the Lake Mattie project went into service in July 2025. These projects generated incremental adjusted gross margin of $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2026, and are expected to contribute total adjusted gross margin of approximately $4.3 million in 2026 and annually thereafter.

Renewable Natural Gas Supply Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at its July 2024 meeting. In October 2025, the Florida PSC approved amendments to the Transportation Service Agreements that were filed to include Peninsula Pipeline as a party to the related interconnection agreements. The projects are underway and are estimated to be completed in the second half of 2026. These three renewable projects generated incremental adjusted gross margin of $0.7 million and $2.0 million, respectively, for the three and six months ended June 30, 2026, and are projected to generate total adjusted gross margin of approximately $5.4 million in 2026 and $6.4 million annually thereafter.

Miami Inner Loop Pipeline Projects
In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance gas infrastructure in Miami-Dade County. The proposed expansion consists of the development of several pipeline projects to support growth and FCG's distribution system, as well as enhance FCG's access to gas from various points in the Miami-Dade County area. The expansion was approved in February 2025 and interim services began in August 2025 with permanent facilities expected to be in service by the second half of 2026. The project generated adjusted gross margin of $1.9 million and $3.8 million, respectively, for the three and six months ended June 30, 2026, and is expected to contribute adjusted gross margin of approximately $7.6 million in 2026 and annually thereafter.

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

Regulatory Initiatives (with recent regulatory actions)

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period. For the three and six months ended June 30, 2026, there was $0.9 million and $1.8 million, respectively, of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $10.9 million of adjusted gross margin in 2026 and $13.0 million in 2027.

FCG SAFE Program

In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Florida PSC approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period. For the three and six months ended June 30, 2026, there was $0.7 million and $1.8 million, respectively, of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $12.7 million of adjusted gross margin in 2026 and $16.4 million in 2027.

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

Capital Cost Surcharge Programs
In December 2025 Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC approved the surcharge as filed in December 2025. The combined revised surcharge became effective January 1, 2026.

In March 2026, Eastern Shore submitted an annual true-up filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities because of mandated highway relocation projects as well as compliance with a PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore's last rate case. There was a slight decrease to the revenue requirement of the currently effective surcharge as a result of the true-up. The FERC approved the surcharge as filed effective April 1, 2026. For the three and six months ended June 30, 2026, there was $0.9 million and $1.7 million, respectively, of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to generate adjusted gross margin of approximately $9.0 million in 2026 and $10.1 million in 2027 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed and approved in 2022, with modifications, by the Florida PSC. Rates associated with this initiative were effective in January 2023. In October 2024, the Florida PSC approved the Company's projected 2025 SPP costs of $20.4 million for both capital and operating expenses. Our Florida electric distribution operations filed an updated SPP plan in January 2025 which was approved in June 2025, with modifications by the Florida PSC. For the three and six months ended June 30, 2026, this initiative generated additional adjusted gross margin of $0.3 million and $2.5 million, respectively, and is expected to generate $9.7 million of adjusted gross margin in 2026 and $10.4 million in 2027. We expect continued investment under the SPP going forward.

Florida Mandatory Relocates
In October 2025, FPU and FCG filed a joint petition for approval to establish a recovery surcharge for actual, estimated and projected relocation costs pursuant to the Florida Administrative Code which enables companies to recover the costs associated with relocating or reconstructing facilities that have been required by governmental entities. The Florida PSC approved the petition in February 2026, with the surcharge effective in March 2026. For the three and six months ended June 30, 2026, there was $0.4 million and $0.9 million, respectively, of adjusted gross margin generated. The projected total revenue for both 2026 and 2027 is $0.5 million for FPU and $1.0 million for FCG.

Maryland Natural Gas Rate Case
In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, the “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we sought approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In September 2024, the Maryland Public Utility Judge approved a $2.6 million increase in annual base rates, which was followed by the Company submitting a Phase II filing in November 2024 to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. In March 2025, the Phase II was approved, including an additional $0.9 million in revenue requirement, for a total cumulative increase of $3.5 million. A final order was issued in April 2025 and included approval of the consolidation of the operations and the assets of CUC-Maryland Division, Sandpiper Energy, and Elkton Gas into one entity which was renamed and operates as Chesapeake Utilities of Maryland, Inc. For the three and six months ended June 30, 2026, there was $0.1 million and $1.4 million, respectively, of incremental adjusted gross margin generated and the proceeding is expected to result in additional adjusted gross margin of approximately $3.5 million in 2026 and 2027.

Delaware Natural Gas Rate Case
In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. Annualized interim rates were approved by the Delaware PSC in the amount of $2.5 million and became effective in October 2024. A settlement among all interested parties was reached and approved by the Delaware PSC in June 2025 providing an annual revenue increase of $6.1 million, as well as dividing the rate case into two phases. Rates set to recover the approved components of the increase were effective in March 2025 and approved tariff-related changes including rate design were effective as of October 15, 2025. For the six months ended June 30, 2026, there was $1.2 million of incremental adjusted gross margin generated and final rates are expected to generate approximately $6.1 million of adjusted gross margin in 2026 and 2027.

FPU Electric Rate Case
In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. Annualized interim rates of approximately $1.8 million were approved with an effective date of November 1, 2024. In March 2025, the Florida PSC approved the permanent rate increase, but the order was subsequently protested. In May 2025, the Company reached a settlement agreement with the interested parties. This settlement which was approved by the Florida PSC in July 2025, provides for a total base rate increase of approximately $8.6 million on an annual basis, with $1.0 million of the increase deferred from the first year's base rate increase and recovered over three years. A step-up rate increase was also approved for up to $0.7 million, upon completion of the purchase and refurbishment of certain substations, which is expected to be completed in December 2026. For the six months ended June 30, 2026, there was $1.5 million of incremental adjusted gross margin generated and final rates are expected to generate approximately $8.6 million of adjusted gross margin in 2026 and $9.1 million in 2027.

FCG Rate Case
In April 2026, Florida City Gas filed a petition with the Florida PSC. In connection with the application, we are seeking approval of the following: (i) interim rate relief of approximately $16.2 million, subject to refund, pending the outcome of the rate case proceeding; (ii) general base rate increase of $46.9 million with a ROE of 11.25 percent based on a 2027 projected test year; (iii) reclassification of approximately $16.4 million in the existing SAFE program revenues from surcharge recovery to base rates; (iv) authorization to retain the unamortized portion of the previously approved acquisition adjustment; and (v) further implementation of the advanced metering infrastructure (“AMI”). In July 2026, interim rates of $16.2 million on an annualized basis were approved by the Florida PSC with rates effective July 20, 2026, subject to refund pending the final outcome of the rate case proceeding. The discovery process has commenced, and the hearing for the proceeding is scheduled for late September 2026. The ultimate outcome of the application is subject to review and approval by the Florida PSC.

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

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
For the six months ended June 30, 2026, increased customer consumption, which includes the effects of colder weather conditions, largely in our Delmarva service areas, compared to the prior-year period resulted in a $1.8 million increase in adjusted gross margin.
The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Variance	2026	2025	Variance
Delmarva Peninsula
Actual HDD	345	291	54	2,693	2,501	192
10-Year Average HDD ("Normal")	363	373	(10)	2,448	2,519	(71)
Variance from Normal	(18)	(82)		245	(18)
Florida
Actual HDD	31	30	1	625	610	15
10-Year Average HDD ("Normal")	42	42	—	513	525	(12)
Variance from Normal	(11)	(12)		112	85
Florida City Gas
Actual HDD	2	10	(8)	359	310	49
10-Year Average HDD ("Normal")	13	13	—	242	234	8
Variance from Normal	(11)	(3)		117	76
Ohio
Actual HDD	603	687	(84)	3,625	3,774	(149)
10-Year Average HDD ("Normal")	638	624	14	3,389	3,425	(36)
Variance from Normal	(35)	63		236	349
Florida
Actual CDD	1,023	1,115	(92)	1,249	1,304	(55)
10-Year Average CDD ("Normal")	987	978	9	1,206	1,195	11
Variance from Normal	36	137		43	109

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula increased by approximately 2.8 percent and 3.0 percent, respectively, for the three and six months ended June 30, 2026, while the average number of residential customers served by the Company's Florida natural gas distribution service territories increased by approximately 1.8 percent and 1.9 percent, respectively, for the three and six months ended June 30, 2026.

The details of the adjusted gross margin increase are provided in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
(in millions)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$0.3	$0.7	$0.8	$1.5
Commercial and industrial	0.1	0.9	0.1	1.6
Total Customer Growth	$0.4	$1.6	$0.9	$3.1

Regulated Energy Segment

For the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025:

	Three Months Ended
	June 30,
	2026	2025	Change
(in millions)
Revenue	$164.3	$151.8	$12.5
Regulated natural gas and electric costs	39.6	34.1	5.5
Adjusted gross margin (1) (2)	124.7	117.7	7.0
Operations & maintenance	41.4	38.7	(2.7)
Depreciation, amortization and property taxes (2)	26.6	25.5	(1.1)
Other taxes	1.5	1.2	(0.3)
FCG transaction and transition-related expenses (3)	—	0.5	0.5
Total operating expenses	69.5	65.9	(3.6)
Operating income	$55.2	$51.8	$3.4
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

Operating income for the Regulated Energy segment for the second quarter of 2025 was $55.2 million, an increase of $3.4 million over the same period in 2025. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $2.9 million, or 5.5 percent, compared to the same period in 2025. Higher operating income reflects incremental margin from pipeline expansion projects, regulatory initiatives and infrastructure programs, organic growth in our natural gas distribution businesses and improved margins from our propane distribution business. These factors were partially offset by decreased customer consumption compared to the prior-year period. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $4.1 million was largely attributable to additional depreciation, amortization and property taxes associated with growth, higher expenses associated with payroll, benefits and other employee related expenses, and increased costs related to credit, collections and customer service. Depreciation and amortization expense for the current period includes decreases related to certain regulatory items including the absence of recovered costs associated with Hurricane Michael and the impact of the FCG depreciation study.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in millions)
Natural gas transmission service expansions, including interim services	$4.9
Contributions from regulated infrastructure programs	3.2
Natural gas growth including conversions (excluding service expansions)	2.0
Changes in customer consumption	(2.0)
Absence of recovered costs associated with Hurricane Michael (1)	(1.9)
Other variances	0.8
Quarter-over-quarter increase in adjusted gross margin	$7.0
(1) The current period includes offsetting reductions in both adjusted gross margin and depreciation and amortization expense related to the absence of recovered costs associated with Hurricane Michael.
The following narrative discussion provides further detail and analysis of the significant items in the table above:

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $4.9 million for the three months ended June 30, 2026 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Contributions from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $3.2 million in the second quarter of 2026. The increase in adjusted gross margin was primarily related to FCG's SAFE program, Florida Natural Gas' GUARD program, Eastern Shore's Capital Cost Surcharge program, and FPU Electric's SPP. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $2.0 million from natural gas customer growth. Adjusted gross margin increased by $1.6 million for our Florida natural gas distribution service territories and $0.4 million on the Delmarva Peninsula for the three months ended June 30, 2026, as compared to the same period in 2025, due to residential customer growth of 1.8 percent and 2.8 percent in Florida and on the Delmarva Peninsula, respectively, as well as growth attributable to commercial and industrial customers.

Changes in Customer Consumption
Decreased customer consumption, inclusive of weather-related consumption, reduced adjusted gross margin by $2.0 million for the three months ended June 30, 2026.

Absence of Recovered Costs Associated with Hurricane Michael
There is no impact to earnings as this $1.9 million decrease in adjusted gross margin for the three months ended June 30, 2026, is offset by a corresponding decrease in depreciation and amortization expense for the period.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in millions)
Depreciation, amortization and property tax costs	$(3.0)
Credit, collections and customer service costs	(1.3)
Payroll, benefits and other employee-related expenses	(1.4)
Absence of recovered costs associated with Hurricane Michael (1)	1.9
Other variances	0.2
Quarter-over-quarter increase in operating expenses	$(3.6)
(1) The current period includes offsetting reductions in both adjusted gross margin and depreciation and amortization expense related to the absence of recovered costs associated with Hurricane Michael.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Six Months Ended
	June 30,
	2026	2025	Change
(in millions)
Revenue	$413.6	$351.4	$62.2
Regulated natural gas and electric costs	141.2	105.6	35.6
Adjusted gross margin (1) (2)	272.4	245.8	26.6
Operations & maintenance	90.6	78.1	(12.5)
Depreciation, amortization and property taxes (2)	51.6	51.4	(0.2)
Other taxes	3.8	3.2	(0.6)
FCG transaction and transition-related expenses (3)	—	0.8	0.8
Total operating expenses	146.0	133.5	(12.5)
Operating income	$126.4	$112.3	$14.1
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

Operating income for the Regulated Energy segment for the six months ended June 30, 2026 was $126.4 million, an increase of $14.1 million, over the same period in 2025. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $13.3 million, or 11.8 percent, compared to the same period in 2025. Higher operating income is largely attributable to incremental margin from pipeline expansion projects, regulatory initiatives and infrastructure programs, and organic growth in our natural gas distribution businesses compared to the prior-year period. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $13.3 million was largely attributable to higher expenses associated with payroll, benefits and other employee related expenses, additional depreciation, amortization and property taxes associated with growth, higher facilities, maintenance costs and outside services, and increased costs related to credit, collections and customer service. Depreciation and amortization expense for the current period includes decreases related to certain regulatory items including the absence of recovered costs associated with Hurricane Michael and the impact of the FCG depreciation study.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in millions)
Natural gas transmission service expansions, including interim services	$11.8
Contributions from regulated infrastructure programs	8.7
Natural gas growth including conversions (excluding service expansions)	4.0
Rate changes associated with recent rate case activities (1)	4.1
Adjusted gross margin from off-system natural gas capacity sales	1.4
Absence of recovered costs associated with Hurricane Michael (2)	(3.9)
Changes in customer consumption	(0.3)
Other variances	0.8
Period-over-period increase in adjusted gross margin	$26.6
(1) Includes adjusted gross margin contributions from interim and permanent base rates. Refer to the Major Projects and Initiatives discussion for additional information.
(2) The current period includes offsetting reductions in both adjusted gross margin and depreciation and amortization expense related to the absence of recovered costs associated with Hurricane Michael.

The following narrative discussion provides further detail and analysis of the significant items in the table above:

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $11.8 million for the six months ended June 30, 2026 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Contributions from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $8.7 million for the six months ended June 30, 2026. The increase in adjusted gross margin was primarily related to FCG's SAFE program, Florida's GUARD program, Eastern Shore's Capital Cost Surcharge program, and FPU Electric's SPP. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Rate Changes Associated with Recent Rate Case Activities
Rate changes associated with the Delaware and Maryland natural gas rate cases and Florida Electric base rate case contributed additional adjusted gross margin of $4.1 million for the six months ended June 30, 2026. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $4.0 million from natural gas customer growth. Adjusted gross margin increased by $3.1 million for our Florida natural gas distribution service territories and $0.9 million on the Delmarva Peninsula for the six months ended June 30, 2026, as compared to the same period in 2025, due to residential customer growth in these service areas, as well as growth attributable to commercial and industrial customers.

Adjusted Gross Margin from Off-system Natural Gas Capacity Sales
Off-system natural gas capacity sales increased adjusted gross margin by $1.4 million for the six months ended June 30, 2026.

Absence of Recovered Costs Associated with Hurricane Michael
There is no impact to earnings as this $3.9 million decrease in adjusted gross margin for the six months ended June 30, 2026, is offset by a corresponding decrease in depreciation and amortization expense for the period.

Changes in Customer Consumption
Customer consumption, inclusive of weather-related consumption, decreased adjusted gross margin by $0.3 million for the six months ended June 30, 2026.

Operating Expenses

Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in millions)
Payroll, benefits and other employee-related expenses	$(6.4)
Depreciation, amortization and property tax costs	(4.1)
Credit, collections and customer service costs	(2.7)
Facilities expenses, maintenance costs and outside services	(2.5)
Vehicle expenses	(0.3)
Insurance related costs	(0.2)
Absence of amortization of costs associated with Hurricane Michael recovery (1)	3.9
Other variances	(0.2)
Period-over-period increase in operating expenses	$(12.5)
(1) The current period includes offsetting reductions in both adjusted gross margin and depreciation and amortization expense related to the absence of recovered costs associated with Hurricane Michael.

Unregulated Energy Segment
For the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025:

	Three Months Ended
	June 30,
	2026	2025	Change
(in millions)
Revenue	$45.2	$47.9	$(2.7)
Unregulated propane and natural gas costs	19.8	22.9	(3.1)
Adjusted gross margin (1)	25.4	25.0	0.4
Operations & maintenance	21.1	20.3	(0.8)
Depreciation, amortization and property tax costs	6.2	5.5	(0.7)
Other taxes	0.6	0.7	0.1
Total operating expenses	27.9	26.5	(1.4)
Operating income (loss)	$(2.5)	$(1.5)	$(1.0)
(1) Adjusted Gross Margin is a non-GAAP measure utilized by management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment second quarter of 2026 reflect a $1.0 million decrease compared to the same period in 2025. The increase in adjusted gross margin in the Unregulated Energy segment during the second quarter of 2026 was primarily due to higher margins from our propane distribution business and improved performance from Aspire Energy. These factors were primarily offset by lower levels of CNG, RNG and LNG services and lower consumption levels from Aspire Energy and our propane distribution business compared to the prior-year period. The increase in operating expenses included higher facilities, maintenance and outside service costs, and higher depreciation, amortization and property tax costs compared to the prior-year period.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in millions)
Propane Operations
Increased propane margins and service fees	$1.5
Changes in propane customer consumption	(0.3)
CNG/RNG/LNG Transportation and Infrastructure
Decreased CNG/RNG/LNG services	(1.0)
Aspire Energy
Increased performance from Aspire Energy - rate changes and gathering fees	0.4
Changes in customer consumption	(0.4)
Other variances	0.2
Quarter-over-quarter increase in adjusted gross margin	$0.4
The following narrative discussion provides further detail and analysis of the significant items in the table above.
Propane Operations
•Propane margins and service fees - Adjusted gross margin increased by $1.5 million due to increased margins which are impacted by market pricing, competition and the availability and price of alternative energy sources.
•Propane customer consumption - Adjusted gross margin decreased by $0.3 million due to lower customer consumption compared to the prior-year period.
CNG/RNG/LNG Transportation and Infrastructure
•CNG, RNG and LNG services - Adjusted gross margin decreased by $1.0 million during the second quarter of 2026 due to lower levels of CNG and RNG hold services.

Aspire Energy
•Increased performance from Aspire Energy - Adjusted gross margin increased by $0.4 million during the second quarter of 2026 compared to the prior quarter due to negotiated rate changes and increased gathering fees.
•Customer consumption - Adjusted gross margin decreased by $0.4 million attributable to lower customer consumption compared to the prior-year.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in millions)
Facilities expenses, maintenance costs and outside services	$(0.9)
Depreciation, amortization and property tax costs	(0.5)
Other variances	—
Quarter-over-quarter increase in operating expenses	$(1.4)
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Six Months Ended
	June 30,
	2026	2025	Change
(in millions)
Revenue	$158.9	154.6	$4.3
Unregulated propane and natural gas costs	74.9	75.1	(0.2)
Adjusted gross margin (1)	84.0	79.5	4.5
Operations & maintenance	44.7	42.2	(2.5)
Depreciation, amortization and property tax costs	12.0	11.0	(1.0)
Other taxes	1.5	1.5	—
Total operating expenses	58.2	54.7	(3.5)
Operating income	$25.8	$24.8	$1.0
(1) Adjusted Gross Margin is a non-GAAP measure utilized by management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the six months ended June 30, 2026 reflect a $1.0 million increase compared to the same period in 2025. The increase in adjusted gross margin in the Unregulated Energy segment during the first half of 2026 was primarily due to increased consumption in our propane distribution business which was impacted by colder weather in the Delmarva service areas during the fist quarter of 2026, higher propane margins, and improved performance from Aspire Energy. These factors were partially offset by lower levels of CNG, RNG and LNG services compared to the prior-year period. The increase in operating expenses were largely attributable to higher payroll, benefits and other employee-related expenses, increased facilities, maintenance and outside service costs, and higher depreciation, amortization and property tax costs compared to the prior-year period.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in millions)
Propane Operations
Increased propane margins and service fees	$1.8
Increased propane customer consumption	2.1
Aspire Energy
Increased performance from Aspire Energy - rate changes and gathering fees	1.8
CNG/RNG/LNG Transportation and Infrastructure
Decreased CNG/RNG/LNG services	(1.2)
Other variances	—
Period-over-period increase in adjusted gross margin	$4.5
The following narrative discussion provides further detail and analysis of the significant items in the table above.
Propane Operations
•Propane margins and service fees - Adjusted gross margin increased by $1.8 million due primarily to increased margins which are impacted by market pricing, competition and the availability and price of alternative energy sources.
•Propane customer consumption - Adjusted gross margin increased by $2.1 million due to increased customer consumption which was impacted by colder year-over-year weather in our Delmarva service areas.
Aspire Energy
•Increased performance from Aspire Energy - Adjusted gross margin increased by $1.8 million compared to the prior-year period due primarily to negotiated rate changes and increased gathering fees.
CNG/RNG/LNG Transportation and Infrastructure
•CNG, RNG and LNG services - Adjusted gross margin decreased by $1.2 million compared to the prior-year period due to lower levels of CNG and RNG hold services.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in millions)
Payroll, benefits and other employee-related expenses	$(1.4)
Facilities expenses, maintenance costs and outside services	(1.2)
Depreciation, amortization and property tax costs	(1.0)
Other variances	0.1
Period-over-period increase in operating expenses	$(3.5)

OTHER INCOME, NET
For the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, amounted to $0.5 million in the second quarter of 2026 compared to $0.4 million during the prior-year period.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Other income, net, was $0.5 million for the six months ended June 30, 2026 compared to $1.0 million during the prior-year period.

INTEREST CHARGES
For the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025
Interest charges for the quarter ended June 30, 2026 increased by $0.6 million compared to the same period in 2025, attributable primarily to the incremental interest expense associated with the Senior Notes issued in August and September 2025. The increase was partially offset by lower interest expense resulting from reduced average outstanding Revolver borrowings, scheduled debt repayments, and higher capitalized interest compared to the prior-year period.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Interest charges for the six months ended June 30, 2026 increased by $1.2 million compared to the same period in 2025, attributable primarily to the full-period impact of the Senior Notes issued in August and September 2025. The increase was partially offset by lower interest expense resulting from reduced average outstanding Revolver borrowings, scheduled debt repayments, and higher capitalized interest compared to the prior-year period.

INCOME TAXES
For the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025
Income tax expense was $9.6 million and $9.0 million for the quarters ended June 30, 2026 and June 30, 2025, respectively, resulting in an effective income tax rate of 27.4 percent and 27.3 percent, respectively, during the periods then ended.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Income tax expense was $31.0 million and $27.4 million for the six ended June 30, 2026 and June 30, 2025, respectively, resulting in an effective income tax rate of 26.8 percent during both of the periods then ended.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $261.6 million for the six months ended June 30, 2026.

In the table below, we have provided the range of our forecasted capital expenditures for 2026, which has been increased to reflect a guidance range of $550.0 million to $600.0 million. The revised outlook reflects expansion of the Company's capital program across its transmission (including initial investments in FEP), distribution and infrastructure investments.

	2026
(in millions)	Low	High
Regulated distribution	$135.0	$145.0
Regulated transmission	185.0	195.0
Regulated infrastructure	115.0	125.0
Unregulated business	25.0	35.0
Technology	90.0	100.0
Total 2026 Forecasted Capital Expenditures	$550.0	$600.0

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

The following table presents our capitalization, excluding and including short-term borrowings, as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in millions)
Long-term debt, net of current maturities	$1,317.9	44%	$1,327.1	45%
Stockholders’ equity	1,673.4	56%	1,598.5	55%
Total capitalization, excluding short-term debt	$2,991.3	100%	$2,925.6	100%

	June 30, 2026		December 31, 2025
(in millions)
Short-term debt	$238.1	7%	$158.0	5%
Long-term debt, including current maturities	1,449.6	43%	1,461.7	45%
Stockholders’ equity	1,673.4	50%	1,598.5	50%
Total capitalization, including short-term debt	$3,361.1	100%	$3,218.2	100%

Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 50 percent as of June 30, 2026.

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

In November 2024, we established a new ATM program under which we may sell shares of our common stock up to an aggregate offering price of $100.0 million, subject to an effective shelf registration statement. For the six months ended June

30, 2026 and 2025, we received net proceeds of $16.8 million and $61.2 million, respectively, associated with shares issued under the DRIP/DSPP as well as shares issued under our ATM program.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, however neither of such lenders have any obligation to purchase debt thereunder. We amended these agreements with Prudential and MetLife in February 2026 and June 2025, respectively, to expand the total borrowing capacity and extend the term of the agreements. At June 30, 2026, a total of $347.5 million of borrowing capacity was available under these agreements with terms that extend through February 2029 and June 2030, respectively.

All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
As of June 30, 2026, we are authorized by our BOD to borrow up to $450.0 million of short-term debt, as required. At June 30, 2026 and December 31, 2025, we had $238.1 million and $158.0 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 4.61 percent and 4.73 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at June 30, 2026.

In August 2026, we amended and restated our revolving credit agreement, which increased the total borrowing capacity under the Revolver to $650.0 million, including $250.0 million available under a 364-day tranche and $400.0 million available under a five-year tranche which expires in August 2031. Both tranches include three one-year extension options which would extend the 364-day tranche through August 2030 and the five-year tranche through August 2034 if exercised consecutively. All other key terms and conditions of the agreement remain substantially the same. We may also request increases under the Revolver of up to $50.0 million under the 364-day tranche and up to $100.0 million under the five-year tranche, with the lenders having sole discretion of whether to approve each requested increase. Borrowings under both tranches of the Revolver continue to be subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. The 364-day tranche continues to bear interest (i) based upon the SOFR plus an applicable margin of 1.10 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. The five-year tranche continues to bear interest (i) based upon the SOFR plus an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion.

We also utilize interest rate swaps to manage rate risk under our Revolver. For additional information on interest rate swaps, including swaps currently in place related to our short-term borrowings, see Note 12, Derivative Instruments.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2026, we were in compliance with this covenant.

Our total available credit under the Revolver at June 30, 2026 was $207.1 million. As of June 30, 2026, we had issued $4.8 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$213.6	$139.2
Investing activities	(264.9)	(212.7)
Financing activities	49.9	67.1
Net increase (decrease) in cash and cash equivalents	(1.4)	(6.4)
Cash and cash equivalents—beginning of period	1.8	7.9
Cash and cash equivalents—end of period	$0.4	$1.5

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

During the six months ended June 30, 2026, net cash provided by operating activities was $213.6 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $139.7 million source of cash;
•An increased level of deferred taxes associated largely with incremental tax depreciation from growth investments resulted in a source of cash of $31.9 million; and
•Working capital changes resulted in a $42.0 million source of cash.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $264.9 million during the six months ended June 30, 2026, primarily attributable to $266.9 million related to new capital expenditures.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $49.9 million during the six months ended June 30, 2026 and was largely impacted by the following:
•Net borrowings under the Revolver of $81.0 million;
•Proceeds from the issuance of common stock of $16.8 million;
•A $32.4 million use of cash for dividend payments in 2026; and
•$12.6 million of net repayments related to long-term debt and lease obligations.
Off-Balance Sheet Arrangements
Our BOD has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of

June 30, 2026 was $67.0 million. The aggregate amount guaranteed related to our subsidiaries at June 30, 2026 was $45.2 million, with the guarantees expiring on various dates through May 2027. In addition, the BOD authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at June 30, 2026 was $19.1 million.
As of June 30, 2026, we have issued letters of credit totaling $4.8 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through April 2027 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there has been no change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

Share repurchases during the three months ended June 30, 2026 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2026 through April 30, 2026 (1)	842	$128.35	—	—
May 1, 2026 through May 31, 2026	—	—	—	—
June 1, 2026 through June 30, 2026	—	—	—	—
Total	842	$128.35	—	—

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

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

(a)     On August 3, 2026, the Company entered into an Amended and Restated Credit Agreement. Information regarding the agreement is included in this Quarterly Report on Form 10-Q in Note 15, Short-Term Borrowings (Part I., Item 1.) and under Financial Position, Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I., Item 2.), each of which is incorporated herein by reference. A copy of the agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(c)     During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.1*
Third Amended and Restated Credit Agreement, dated August 3, 2026, by and between Chesapeake Utilities Corporation, PNC Bank, National Association and several other financial institutions named therein.

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

CHESAPEAKE UTILITIES CORPORATION

/S/ Jeffrey S. Sylvester
Jeffrey S. Sylvester Senior Vice President and Chief Financial Officer
Date: August 6, 2026